Form 10-Q
period 1995-03-31
CHRISTIANA COMPANIES INC
filed 1995-05-08
CIK 20104

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

x                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1995

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from ______________ to _______________

                         Commission File Number 1-3846

                           CHRISTIANA COMPANIES, INC.

            (Exact name of registrant as specified in its charter.)

         Wisconsin                                      95-1928079
(State of Incorporation)              (IRS Employer Identification No.)

777 East Wisconsin Avenue, Suite 3380, Milwaukee, Wisconsin          53202
       (Address of principal executive offices)                    (Zip Code)
Registrant's telephone number, including area code (414) 291-9000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes   X     No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value                      5,195,630
(Class)                                      (Outstanding at May 8, 1995.)

No exhibits are included in this report.




                           Page 1 of 10 total pages.

PART I - FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)           (Audited)
                                                                               March 31,            June 30,
                                                                                 1995                1994
                                                                             ------------        ------------
ASSETS:
     Cash and cash equivalents                                                $  7,920,000         $  3,929,000
     Short-term investments                                                      8,025,000           14,564,000
     Accounts receivable                                                        16,668,000           16,534,000
     Inventories                                                                13,630,000           15,351,000
                                                                              ------------         ------------

           Total Current Assets                                                 46,243,000           50,378,000
                                                                              ------------         ------------
Long-Term Assets:
     Mortgage notes receivable                                                   3,463,000            3,538,000
     Rental properties, net                                                      3,728,000            4,566,000
     Fixed assets, net                                                          78,709,000           77,049,000
     Other assets                                                               11,373,000           12,034,000
                                                                              ------------         ------------

           Total Long-Term Assets                                               97,273,000           97,187,000
                                                                              ------------         ------------

                                                                              $143,516,000         $147,565,000
                                                                              ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
     Accounts payable                                                         $  6,049,000         $  6,905,000
     Accrued liabilities                                                         5,497,000            4,486,000
     Short term debt                                                             3,198,000            1,343,000
     Current portion of long-term debt                                           3,912,000            4,803,000
                                                                              ------------         ------------

           Total Current Liabilities                                            18,656,000           17,537,000
                                                                              ------------         ------------
Long-Term Liabilities:
     Long-term debt                                                             49,922,000           53,458,000
     Deferred Federal and state income taxes                                    12,566,000           12,495,000
     Other liabilities                                                           1,187,000            1,201,000
                                                                              ------------         ------------

           Total Long-Term Liabilities                                          63,675,000           67,154,000
                                                                              ------------         ------------
           Total Liabilities                                                    82,331,000           84,691,000
                                                                              ------------         ------------

Minority Shareholders' Interest                                                  3,251,000            2,786,000
                                                                              ------------         ------------

Shareholders' Equity:
     Preferred stock                                                                -0-                 -0-
     Common stock, par value $1 per share;
     authorized 12,000,000 shares; issued 5,195,630 and
     5,440,899, respectively                                                     5,196,000            5,441,000
     Additional paid-in capital                                                 12,022,000           18,217,000
     Retained earnings                                                          40,716,000           36,430,000
                                                                              ------------         ------------

           Total Shareholders' Equity                                           57,934,000           60,088,000
                                                                              ------------         ------------

                                                                              $143,516,000         $147,565,000
                                                                              ============         ============

                See notes to consolidated financial statements.





                               Page 2 of 10 pages

                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                                         Nine Months Ended                 Three Months Ended
                                                                             March 31,                         March 31,
                                                                       ----------------------            ----------------------
                                                                     1995             1994             1995             1994
                                                                  ----------       ----------       ----------      -----------
Revenues:
     Product sales                                               $39,911,000      $33,735,000      $14,221,000      $12,271,000
     Warehousing, rental and
        related services                                          53,933,000       27,287,000       17,356,000       16,030,000
                                                                 -----------      -----------      -----------      -----------
                                                                  93,844,000       61,022,000       31,577,000       28,301,000
                                                                 -----------      -----------      -----------      -----------

Costs and Expenses:
     Cost of product sales                                        34,066,000       29,144,000       12,175,000       10,431,000
     Warehousing, rental and
        related expenses                                          43,057,000       21,333,000       14,459,000       13,600,000
     Selling, general and administrative                           8,386,000        5,895,000        2,936,000        2,577,000
                                                                 -----------      -----------      -----------      -----------
                                                                  85,509,000       56,372,000       29,570,000       26,608,000
                                                                 -----------      -----------      -----------      -----------

Earnings from Operations                                           8,335,000        4,650,000        2,007,000        1,693,000

Other Income (Expense):
     Interest income                                                 746,000          638,000          234,000          207,000
     Interest expense                                             (3,634,000)      (2,772,000)      (1,223,000)        (990,000)
     Gain on sales of real estate                                  2,580,000        4,199,000          499,000        1,259,000
     Other income (expense), net                                    (361,000)        (391,000)         (92,000)        (157,000)
                                                                  ----------       ----------       ----------       ----------
                                                                    (669,000)       1,674,000         (582,000)         319,000
                                                                  ----------      -----------       ----------       ----------
Earnings before income taxes
  and minority interest                                            7,666,000        6,324,000        1,425,000        2,012,000

Income tax provision                                               2,915,000        2,449,000          512,000          755,000
                                                                 -----------      -----------      -----------       ----------
Net earnings before minority interest                              4,751,000        3,875,000          913,000        1,257,000

Minority interest                                                   (465,000)        (333,000)        (172,000)        (188,000)
                                                                 -----------      ------------     -----------      -----------
Net Earnings                                                     $ 4,286,000      $ 3,542,000      $   741,000      $ 1,069,000
                                                                 ===========      ===========      ===========      ===========

Net earnings per share                                           $      0.81      $      0.67       $     0.14      $      0.20
                                                                 ===========      ===========       ==========      ===========

Average number of shares outstanding                               5,302,622        5,281,015        5,195,630        5,440,899



                See notes to consolidated financial statements.





                               Page 3 of 10 pages

                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY






                                                                Common Stock            Additional
                                                            --------------------         Paid-in           Retained
                                                         Shares          Amount           Capital          Earnings
                                                        --------        --------        ----------        ---------
Balance, June 30, 1993                                 5,206,630      $5,207,000       $12,945,000      $33,309,000

Stock issuance                                           234,269         234,000         5,272,000            -0-

Net earnings for the year                                  -0-             -0-              -0-           3,121,000
                                                       ---------       ---------        ----------      -----------

Balance, June 30, 1994                                 5,440,899      $5,441,000       $18,217,000      $36,430,000

Repurchase of stock                                     (245,269)       (245,000)      ( 6,195,000)           -0-
(unaudited)

Net earnings for the nine months
(unaudited)                                                -0-             -0-               -0-          4,286,000
                                                       ---------       ---------        ----------      -----------

Balance, March 31, 1995                                5,195,630      $5,196,000       $12,022,000      $40,716,000
(unaudited)                                            =========      ==========       ===========      ===========




                See notes to consolidated financial statements.



                               Page 4 of 10 pages

                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)

                                                                                      Nine Months Ended
                                                                                           March 31,
                                                                                   ----------------------
                                                                                  1995               1994
                                                                                --------          ----------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net earnings                                                               $ 4,286,000         $ 3,542,000
      Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Depreciation and amortization                                            6,044,000           4,297,000
        Gains on sales of assets                                                (2,694,000)         (4,206,000)
        Deferred income tax expenses                                                71,000             304,000
        Minority interest in consolidated income of
          subsidiaries                                                             465,000             333,000
      Changes in assets and liabilities:
        (Increase) in accounts receivable                                       (1,187,000)         (3,076,000)
        (Increase) decrease in inventory                                         1,720,000          (3,537,000)
        (Increase) decrease in other assets                                        719,000              (5,000)
        Increase in accounts payable
          and accrued liabilities                                                  141,000           1,761,000
                                                                                ----------         -----------

Net cash provided by (used in) operating activities                              9,565,000            (587,000)

CASH FLOW FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                                 5,595,000           8,533,000
    Decrease in mortgage notes receivable                                          148,000             932,000
    (Increase) decrease in short-term investments                                6,539,000          (5,473,000)
    Capital expenditures                                                        (9,194,000)         (4,483,000)
    Business acquired, net of cash received                                          -0-            (5,422,000)
                                                                               -----------         -----------

Net cash provided by (used in) investing activities                              3,088,000          (5,913,000)

CASH FLOW FROM FINANCING ACTIVITIES:
    Net proceeds from credit lines                                                 104,000               -0-
    Net proceeds from long-term notes                                            1,266,000           3,921,000
    Payments of notes and loans payable                                         (6,227,000)         (3,086,000)
    Stock repurchase                                                            (3,805,000)              -0-
                                                                               -----------         -----------
Net cash provided by (used in) financing activities                             (8,662,000)            835,000
                                                                               -----------          -----------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                             3,991,000          (5,665,000)

BEGINNING CASH AND CASH EQUIVALENTS, July 1                                      3,929,000          12,809,000
                                                                               -----------         -----------
ENDING CASH AND CASH EQUIVALENTS, March 31                                     $ 7,920,000         $ 7,144,000
                                                                               ===========         ===========
Supplemental disclosures of cash flow information:
    Interest paid                                                              $ 3,620,000         $ 2,770,000
    Income taxes paid                                                          $ 2,066,000         $ 1,432,000


                See notes to consolidated financial statements.





                               Page 5 of 10 pages

                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING POLICIES

    The accompanying unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the results for the interim periods presented and should be read in conjunction with the Company's 1994 Annual Report.

NOTE 2 - PRO FORMA OPERATING RESULTS

    On January 4, 1994, Christiana Companies, Inc. acquired the assets and business of The TLC Group, Inc. This acquisition was accounted for as a purchase.

    The following summarizes the unaudited consolidated pro forma operating results of the Company as if the acquisition of The TLC Group, Inc. had occurred as of July 1, 1993 the beginning of the period.

                    (In thousands except amounts per share)

                                       Nine Months Ended
                                        March  31, 1994
        Net revenues                       $87,820

        Net earnings                       $ 4,276

        Earnings per share                 $  0.81

    Pro forma results are not necessarily indicative of results that would have occurred had the purchase been made at July 1, 1993, or of results which may occur in the future.





                               Page 6 of 10 pages

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Operations

    Christiana Companies consolidated revenues for the three months ended March 31, 1995 totaled $31,577,000 compared to $28,301,000 for the same period last year. The increase in revenues is due to improved volume and utilization of facilities in both the Warehousing and Logistics businesses and at Prideco. Christiana's consolidated earnings from operations increased 19% in the third quarter to $2,007,000 and 79% in the first nine months of fiscal 1995 to $8,335,000. The increase reported for the third quarter is primarily attributable to increased volume at Wiscold and Prideco. The higher revenues reported for the nine month period in fiscal 1995 was attributable to increased volume at both Wiscold and Prideco and the addition of The TLC Group for the full period this year compared to three months of operations in the same period last year. For the quarter ended March 31, 1995, net earnings were $741,000 or $0.14 per share compared to $1,069,000 or $0.20 per share for the same period one year ago. The decrease in net earnings for the quarter was attributable to fewer real estate sales. During the third quarter ended March 31, 1995, sales of 9 condominium homes generated gains of $499,000 as compared to 19 homes sold in the comparable period last year for a gain of $1,259,000. During the nine months ended March 31, 1995, sales of 39 homes generated gains of $2,580,000 compared to sales of 63 homes in the same period last year which generated gains of $4,199,000. Real estate sales this year have slowed due to higher interest rates, generally unfavorable local economic conditions and increased competition.

    For the first nine months of fiscal 1995, Christiana Companies' consolidated revenues were $93,844,000 versus $61,022,000 for the comparable period last year reflecting a 54% increase. Earnings from operations increased 79% to $8,335,000 for the nine months ended March 31, 1995 compared to $4,650,000 for the same period last year. Net earnings for the nine months ended March 31, 1995 increased 21% to $4,286,000 or $0.81 per share compared to $3,542,000 or $0.67 per share reported for the same period a year ago.

    Warehousing, rental and related service revenues for the third quarter increased 8% to $17,356,000 from $16,030,000 in the comparable period a year ago and was $53,933,000 compared to $27,287,000 for the nine months ended March 31, 1995 and 1994, respectively. The increase in the quarter was due to improved volume and utilization of Wiscold's facilities due to growth in both existing and new customer relationships and The TLC Group which had higher volume in logistic services. The increased revenues reported for the nine month period ended March 31, 1995 is attributable to both higher volume at Wiscold which had a significant improvement in utilization due in part to a more normal season of vegetable processing and freezing services and the inclusion of The TLC Group for the full period in 1995.

    Product sales at Prideco and related gross profits for the three months ended March 31, 1995 were $14,221,000 and $2,009,000 or 14% respectively, compared to $12,271,000 and $1,784,000 or 15%, respectively for the three months ended March 31, 1994. For the nine months ended March 31, 1995, product sales were $39,911,000 with a gross profit of $5,808,000 or 15% compared to sales of $33,735,000 and gross profit of $4,544,000 or 13% reported for the same period ended a year ago. Christiana's share of Prideco's net income for the three months ended March 31, 1995 and 1994 were $259,000 or $0.05 per share and $282,000 or $0.05 per share, respectively. For the nine months ended March 31, 1995, Christiana's share of Prideco's net earnings was $698,000 or $0.13 per share, versus $499,000 or $0.09 per share for the comparable period last year. The increases in revenues and gross profit in both periods are attributable to a stronger demand for Prideco's products due largely to increased drilling activity, particularly in the Gulf of Mexico which continues to be an important market for the Company.

Financial Condition

    Cash equivalents and short term investments totaled $15,945,000 as of March 31, 1995 compared to $18,493,000 as of June 30, 1994, or a decrease of $2,548,000. Cash provided by operating activities was primarily attributable to net earnings, decreases in inventory and an increase in accounts payable and accrued liabilities. The decrease in inventory was the result of efforts to improve inventory turns at Prideco. The increase in accrued liabilities is primarily related to accrued income taxes payable.

    Cash provided by investing activities of $3,088,000 was generated primarily by a decrease in short-term investments and the sale of condominium homes offset by capital expenditures. Net cash used in financing activities of





                               Page 7 of 10 pages

    $8,662,000 was primarily the result of the repurchase of 234,269 Christiana shares previously issued in connection with the acquisition of The TLC Group, Inc. These shares were repurchased in connection with the termination of two former managers at TLC. The shares were repurchased at $26.00 per share payable $3,805,438 in cash and a 7% note in the amount of $2,285,556 with principal due September 15, 1997 and interest payable quarterly.


    Christiana has no commitments for any material capital expenditures.





                               Page 8 of 10 pages

PART II   -   OTHER INFORMATION

Item 1.       Legal Proceedings:                      Not Applicable
Item 2.       Change In Securities:                   Not Applicable
Item 3.       Defaults under Senior Securities:       Not Applicable
Item 4.       Submission of Matters to a Vote of
              Security Holders:                       See Item 4 of Form 10-Q
                                                      for the quarter ended
                                                      9/30/94.
Item 5.       Other Information:                      Not Applicable
Item 6.       Exhibits & Reports on Form 8-K:         None





                               Page 9 of 10 pages

       SIGNATURES:

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CHRISTIANA COMPANIES, INC.
                                       (Registrant)


Date:  May 8, 1995                     Sheldon B. Lubar
                                       _________________________________

                                       Sheldon B. Lubar
                                       Chairman and
                                       Chief Executive Officer



Date:  May 8, 1995                     William T. Donovan
                                       _________________________________

                                       William T. Donovan
                                       Chief Financial Officer and
                                       Executive Vice President





                              Page 10 of 10 pages