Form 10-K
period 1995-06-30
CHRISTIANA COMPANIES INC
filed 1995-09-26
CIK 20104

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
                                  FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended June 30, 1995
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

                        Commission file number 1-3846

                          CHRISTIANA COMPANIES, INC.
            (Exact name of registrant as specified in its charter)


               A Wisconsin Corporation                                     95-1928079
(State of other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

777 East Wisconsin Avenue, Suite 3380, Milwaukee, Wisconsin                  53202
(Address of principal executive office)                                    (Zip Code)

Registrant's telephone number, including area code    (414) 291-9000

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class          Name of Each Exchange on Which Registered

Common Stock - $1.00 par Value                 New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based on September 15, 1995 closing price) of voting stock less stock owned by all executive officers and directors as a
group:    $49,409,882.50

Number of Shares of Common Stock Outstanding at September 15, 1995:  5,195,630

Documents incorporated by reference:
      Registrant's definitive Proxy Statement for its 1995 annual meeting of shareholders to be held on October 31, 1995, is incorporated by reference in Part III.

The Exhibit Index is located on page 35.

PART 1
ITEM 1.    BUSINESS

           At June 30, 1995, Christiana is engaged in providing public refrigerated and non-refrigerated warehousing and logistic services; renting, refurbishing and selling of residential housing in San Diego; and owning 1,948,731 shares of Energy Ventures, Inc. common stock representing 13.1% ownership of the then outstanding shares.

                     REFRIGERATED WAREHOUSING AND LOGISTICS

           Operations in this line of business are conducted through two wholly owned subsidiaries, Wiscold, Inc. and The TLC Group, Inc.

                                 WISCOLD, INC.

           On September 1, 1992, Christiana acquired the assets of Wiscold, Inc., a Wisconsin corporation, formed in 1915, which is engaged in providing public refrigerated warehousing services, vegetable processing and individual quick freeze (IQF) services and automated vegetable poly bag and bulk services. Customers include food processors, wholesalers, distributors and retailers servicing the central United States.

           Wiscold owns and operates four facilities serving separate and distinct markets. In total, Wiscold's frozen storage capacity is approximately 200 million pounds. All of the Company's facilities with the exception of the downtown Milwaukee facility are single story concrete buildings constructed at dock height elevation and fully insulated. The downtown Milwaukee facility is a 10 story building. Wiscold's refrigerated warehouse facilities are:

           - Rochelle Cold Storage is located in Rochelle, Illinois. This is Wiscold's newest and largest facility, initially constructed in 1986. Currently this facility is comprised of 10,600,000 cubic feet of capacity after undergoing three capacity expansions in 1988, 1990 and 1993. All space is capable of temperatures of -20 degree F to ambient. Rochelle Cold Storage is strategically located at the intersection of two main line railroads and two interstate highways.

           - Badger Cold Storage is located in Beaver Dam, Wisconsin. The facility was constructed in 1975. Since 1975, this facility has undergone three freezer additions, the most recent in 1991, and today is comprised of 7,200,000 cubic feet of freezer storage space. Badger Cold Storage serves distribution related customers as well as vegetable and cranberry processors. This facility's unique capabilities involve value added services including IQF, blanching, slicing, dicing and packaging operations. Badger's IQF tunnels have the capacity to freeze 85,000 pounds of product per hour.

           - Mohawk Cold Storage is located in Wauwatosa, Wisconsin. This facility was originally constructed in 1954. There have been six expansions of this facility and today the Mohawk facility comprises 4,300,000 cubic feet of which 3,754,000 cubic feet is freezer capacity and 546,000 cubic feet is cooler space. This facility has multi-temperature refrigerated storage ranging from -20 degree F to +40 degree F and daily blast freezing capacity of 750,000 pounds. This location has a 7-car private rail siding. An additional 3 million cubic feet of refrigerated and processing space owned by Wiscold adjacent to the Mohawk facility is leased on a long term basis to a third party retail grocery company.

           - Wisconsin Cold Storage is located in Milwaukee, Wisconsin. Constructed between 1900 and 1915, it has 1,000,000 cubic feet of storage capacity comprised of 900,000 cubic feet of freezer space and 100,000 cubic feet of cooler space.

           Wiscold is the nation's seventh largest provider of public refrigerated warehouse services. In addition to providing full service multi-temperature storage, other supplemental services related to the refrigerated storage business include fully computerized inventory management, production services such as blanching and blast freezing, packaging and repackaging, and logistic services, including services via company owned motor carrier, consolidated shipping services via common carriers, and intermodal services with the Burlington Northern and Chicago & Northwestern railroads.

           Wiscold's customers consist primarily of national, regional and local frozen food processing firms, wholesalers and large retailers. Wiscold serves approximately 600 customers. In fiscal 1995, Wiscold's three largest customers accounted for approximately 33% of revenues. Wiscold had no single customer accounting for more than 15% of its total revenues.

           Competition in the public refrigerated warehouse industry in the United States is on a national, regional and local basis. In the United States, there are four public refrigerated warehouse companies which compete on a national level. On a regional and local level there are many small warehouse operators. Wiscold's competitive edge is the ability to provide its customers with significantly reduced distribution costs through its consolidation and distribution center concept as well as a unique capacity to process and IQF freeze large volumes of vegetables and cranberries.

           Wiscold holds no patents, trademarks, licenses, franchises or concessions which are material to its business.

           Expenditures for research and development and compliance with environmental regulations have not been, and are not anticipated to be, significant.

                              THE TLC GROUP, INC.

           Christiana acquired The TLC Group, Inc. ("TLC") a Zeeland, Michigan-based firm on January 3, 1994. TLC provides fully integrated third party logistic services that include warehouse, distribution and transportation services. TLC also markets and provides these services individually.
Customers can utilize TLC's fully integrated services to handle their product from the point of manufacture to its final destination. The full spectrum of integrated services also includes picking, repackaging, freight consolidation, just-in-time ("JIT") production supply, electronic data interchange ("EDI") transmissions and customized inventory management reporting of inventory quantity and shipments.

           Warehouse services include full service public and contract warehousing in both the refrigerated and ambient temperature ranges. In addition, TLC provides ancillary warehouse services such as kitting, rail transloading and cross dock services. TLC's transportation and distribution services include full service truckload and less-than-truckload temperature controlled and dry freight, dedicated fleet service, and specialized store-door delivery. These services are provided utilizing its own fleet as well as brokered carrier equipment. The

Company's other services include truck part sales and repairs and international freight management.

           TLC's customers consist of national, regional and local firms, mainly in the food, office equipment and health and beauty aid channels. During fiscal 1995, TLC's three largest customers accounted for approximately 40% of its revenue. TLC's largest customer accounted for approximately 27% of its total revenues.

           TLC's competition in all sectors of its business is on a national and local basis. Each of TLC's individual business segments is in highly fragmented industries with many local and regional competitors and a few companies that have national presence. In most cases, except for long haul truckload and less-than-truckload freight, services are marketed on a local or regional basis. TLC's competitive edge is its ability to provide fully integrated innovative and flexible solutions to meet its customers' distribution needs and to improve efficiency within customers' supply chains. TLC is unique in its ability to provide its wide array of service offerings from one source utilizing its own facilities and equipment.

           TLC holds a perpetual license to its current warehouse software programs. TLC also holds a trademark on its name and logo. TLC holds no other patents, trademarks, licenses, franchises or concessions which are material to its business.

           Expenditures for research and development and compliance with environmental regulations have not been, and are not anticipated to be, significant.

                                  REAL ESTATE

           At June 30, 1995, Christiana owned 82 condominium homes in Villa Martinique located in the Tierrasanta section of San Diego, California. Tierrasanta is approximately 10 miles northeast of downtown San Diego. It is essentially a suburban community built during the 1970s and early 1980s with a present population of about 20,000.

           Villa Martinique consists of 55 two-story, wood-frame and stucco, eight-plex condominium structures, for a total of 440 residential units. The project is between 15-20 years old. At June 30, 1995, Christiana owned 82 homes and, other than those offered for sale and those scheduled for refurbishment the homes were leased out through an onsite rental office. Tenants are required to sign a month-to-month lease agreement. This technique has enabled Christiana to maintain rents at current market rates and keeps the units not offered for sale fully occupied.

           At June 30, 1995, 25 of these units are available for rental and are leased. The other 57 units are either models, in escrow or offered for sale.

           During fiscal 1995, the Company completed sales of 48 condominium units generating pre-tax gains of $3,083,000 or $64,000 per unit. These sales were part of a phased program to refurbish and sell company-owned condominium homes. Since commencement of the sales program in August 1991 through June 30, 1995, sales of 284 homes have been completed and an additional 10 homes were under contract for sale pending scheduled closings. Completion of the sales program is expected in fiscal 1996.

                         PARTNERSHIP AND JOINT VENTURES

           As discussed in Note A Other Assets, the Company holds a partnership interest which represented 5% ownership of a 1.15 million square foot Class A office building in downtown Chicago. Ownership in the building was surrendered by the partnership for payment in the amount of $2,300,000 and in lieu of foreclosure. The amount of the payment attributable to Christiana's interest was approximately equal to its carrying value of $230,000. Due to the book/tax difference in the basis of this holding, deferred taxes in the amount of $1,730,000 are included in current accrued liabilities and are expected to be paid in fiscal 1996.

                                    PRIDECO

           Until June 30, 1995, Prideco was a 60% owned subsidiary of the Company. Prideco manufacturers downhole tubular products used in the exploration and production of oil and gas wells. These products which include drill pipe, drill collars, heavy weight pipe and premium casing are sold worldwide.

           On June 30, 1995, Christiana completed a tax free merger of Prideco with Grant Acquisition Company, a wholly owned subsidiary of Energy Ventures, Inc. ("EVI"), a New York Stock Exchange listed firm. In the merger transaction Christiana exchanged its ownership in Prideco for 1,035,858 shares of EVI common stock which had a market value at June 30, 1995 of $18,645,000.

                                   EMPLOYEES

           The following table shows the number of fulltime Christiana, Wiscold and TLC employees at the dates indicated.


                                  FULLTIME EMPLOYEES AT AUGUST 31,
                                -----------------------------------
                                1993          1994             1995
                                ----          ----             ----
           Christiana            40             30               23
           Wiscold              239*           207*             253*
           TLC                   --            316              413
           Prideco              230            277               -- **
                               ----           ----             ----
             TOTAL              509            830              689

             *In addition, Wiscold employs approximately 80 seasonal workers working varying hours.

            **On June 30, 1995 Prideco was merged with an operating unit of
              Energy Ventures, Inc.  (NYSE:EVI).

           The decrease in Christiana employees from 30 in 1994 to 23 in 1995 is due to the slower pace of home refurbishment activities in fiscal 1995. At August 31, 1995, Wiscold had 46 more fulltime employees then at the same date a year ago due to higher handling and order selection activities at Rochelle Cold Storage and Mohawk Cold Storage. The increase in employees at TLC is related to increased handling and order selection activities at various warehouses and increases in the transportation fleet.

ITEM 2.    PROPERTIES

           REFRIGERATED WAREHOUSING FACILITIES

           At the end of fiscal 1995, Wiscold owned and operated four public refrigerated warehouse facilities located in Wisconsin (3) and Illinois (1). Other than Wisconsin Cold Storage, located in downtown Milwaukee, Wiscold's facilities are large single-story buildings constructed at dock height with full insulation and vapor barrier protection. Refrigeration is provided by screw-type compressors in ammonia-based cooling systems. The facilities are strategically located and well served by rail and truck.

           Wiscold's refrigerated warehouse facilities are described on the following table:

                                TOTAL STORAGE SPACE
       LOCATION               (CUBIC FEET IN MILLIONS)       TYPE OF FACILITY
  ---------------------      --------------------------    ---------------------
  Rochelle, Illinois                   10.6                Distribution
  Beaver Dam, Wisconsin                 7.2                Distribution & Production
  Wauwatosa, Wisconsin                  4.3                Distribution
  Milwaukee, Wisconsin                  1.0                Distribution
                                       ----
    TOTAL                              23.1
                                       ====

           At both the Rochelle and Beaver Dam facilities the Company owns substantial additional acreage available for expansion.

           At the end of fiscal 1995, TLC operated 13 public refrigerated and dry warehouse (general merchandise) facilities located in Michigan (8), Georgia
(1), Indiana (1), Nevada (1), New Jersey (1) and Puerto Rico (1). The newest dry warehouse located in the Company's headquarters in Zeeland, Michigan is owned. All other facilities are under short or long term leases. With the exception of the Taylor Freezer Plant, the refrigerated facilities are single story buildings constructed at dock height with full insulation and vapor barrier protection. Refrigeration is provided by screw-type compressors in ammonia-based cooling systems. The dry facilities (10) are single story block or metal construction buildings. All dry facilities are constructed at dock height and are approved as food grade storage facilities. The Michigan Distribution Center I is a multi-temperature facility that encompasses freezer (1.1 million cubic feet), cooler (0.4 million cubic feet) and dry (88 thousand square feet) space. One refrigerated and three dry facilities are served by rail.

           TLC's warehouse facilities are described on the following table:

REFRIGERATED FACILITIES

                                                            TOTAL STORAGE
                                                               SPACE
                                                           (CUBIC FEET IN                                        YEAR
 FACILITY                           LOCATION                  MILLIONS)              TYPE OF FACILITY            BUILT
 -------------------------        ---------------        ------------------       ---------------------       ----------
 Taylor Freezer Plant *             Holland, MI                 2.1                     Distr./Prod.             1983
 Michigan Distr. Center I           Kalamazoo, MI               3.3                     Distribution             1977
 Michigan Distr. Center II          Kalamazoo, MI               2.0                     Distribution             1989
                                                                ---
    TOTAL                                                       7.4

 * Serviced by rail.

DRY FACILITIES

                                                                TOTAL STORAGE
                                                                   SPACE
                                                                 (SQ FT. IN                                 YEAR
      FACILITY                           LOCATION                THOUSANDS)        TYPE OF FACILITY         BUILT
- ---------------------------           ---------------       -------------------   -----------------      -----------
 Zeeland Distr. Center I              Zeeland, MI                   202            Public                   1988
 Zeeland Distr. Center II             Zeeland, MI                   115            Public                   1994
 Central Avenue Warehs.               Holland, MI                     4            Contract                 1955
 Grand Rapids Distr. Ctr I            Grand Rapids, MI               97            Public                   1991
 Michigan Distr. Ctr I                Kalamazoo, MI                  88            Public                   1977
 Central Distr. Center *              Munster, IN                   565            Contr./Public            1976
 East Coast Distr. Center I           So. Brunswick, NJ             200            Contr./Public            1989
 West Coast Distr. Ctr I *            Sparks, NV                    152            Contr./Public            1991
 Puerto Rico Warehouse                Bayamon, PR                    30            Contract                 1987
 South East Distr. Ctr *              Atlanta, GA                    66            Public                   1974
                                                               -------------
     TOTAL                                                        1,519

* Serviced by rail.

           TLC owns and operates a 10,000 square foot truck maintenance facility. This facility is used primarily for the maintenance of TLC transportation equipment. In addition, the facility is used to perform outside maintenance on non-TLC vehicles as well as sales of truck parts to the public.

ITEM 3.    LEGAL PROCEEDINGS.

           (Not Applicable)

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           (Not Applicable)
                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

           The common stock of the Company is listed on the New York Stock Exchange. The table below sets forth the reported high and low sales prices as reported by the New York Stock Exchange for Christiana Companies common stock for quarters ended March 31, 1991 through September 15, 1995.

                          1995                   1994                    1993                   1992
                      -------------------------------------------------------------------------------------
QUARTER ENDED         LOW     HIGH           LOW      HIGH           LOW      HIGH           LOW     HIGH
- -----------------------------------------------------------------------------------------------------------
March 31             30 1/8   31 3/4         25 1/2   27 5/8         29 7/8   36             28 3/4  34 1/2
June 30              25 1/8   30             24 5/8   34 5/8         24       29 7/8         28 3/4  33 3/8
September 30*        24 3/4   27 1/2         29 1/2   34 1/2         22 5/8   27 1/4         27      29 1/2
December 31             -        -           30       34 1/4         22 7/8   29 3/8         28 3/4  36 3/4

* Ten weeks ended September 15, 1995.

           At September 15, 1995 there were approximately 1,015 shareholders of record. There have been no dividends paid since 1981 and based on the Company's strategic business plan of reinvesting cash flow none are anticipated in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA.

           The material under "Five Year Financial Information" is included on page 32.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           Net earnings, after adjusting for minority interest, for each of the past three fiscal years are shown in the table below:




                                                                        CONTRIBUTION TO NET EARNINGS
                                                    --------------------------------------------------------------------------
  Fiscal Year Ended June 30                                1995                       1994                      1993
                                                    ------------------     -----------------------      ----------------------
  (In thousands, except for per share data)          $       PER SHARE          $         PER SHARE       $          PER SHARE
                                                   ------    ---------     -------        ---------    -------       ---------
  Christiana, including Corporate                  $6,911      $1.31        $2,923          $0.55       $3,079         $0.59

  Refrigerated Warehousing and
    Logistics                                       2,563       0.49           994           0.19          585          0.11
  Prideco, net of Minority Interest                   971       0.18           741           0.14         (665)        (0.12)
  Chicago Gear Works                                   --         --            --             --          (85)        (0.01)
  Non-Operating Writedown                              --         --        (1,537)         (0.29)          --            --
                                                  -------      -----        ------          -----       ------         -----
  Net Earnings                                    $10,445      $1.98        $3,121          $0.59       $2,914         $0.57
                                                  =======      =====        ======          =====       ======         =====



FISCAL YEAR ENDED JUNE 30, 1995

           Christiana Companies consolidated revenues for fiscal 1995 increased 40.7% from $90,153,000 to $126,881,000 due primarily to higher volume in Refrigerated Warehousing and Logistics operations which in fiscal 1995 included The TLC Group for a full twelve month period versus six months in fiscal 1994, as well as increased demand for Prideco's downhole premium tubular products. Within the Refrigerated Warehousing and Logistics business segment in fiscal 1995 both Wiscold and TLC increased revenues on a comparable period basis through higher utilization of warehousing facilities, vegetable processing and IQF operations. Revenues within this segment increased 67.7%. Warehousing, rental and related expenses increased primarily due to increased volume at both Wiscold and The TLC Group as well as the inclusion of TLC for a full 12 month period. Prideco's revenues increased 19% in fiscal 1995 to $55,239,000 as it operated at virtually full capacity for much of the year. Increased demand for all of Prideco's products resulted from a sustained level of drilling activity throughout the year and the depletion of surplus inventories of used tubular products. Selling prices of Prideco's products were modestly higher, however increased steel prices more than offset these gains. Prideco's gross margin increased marginally from 14.2% in fiscal 1994 to 14.7% in fiscal 1995 due entirely to higher absorption factors resulting from near full capacity production levels. Product pricing in Prideco's industry remained intensely competitive throughout fiscal 1995 reflecting the continued existence of significant excess manufacturing capacity. Rental revenues from Christiana's real estate operations were lower in fiscal 1995 due entirely to fewer units being available for rent as a result of planned vacating of units in preparation for sale.

           Consolidated earnings from operations were $10,324,000 in fiscal 1995 compared to $6,422,000 in fiscal 1994, reflecting a 60.8% increase.
Growth in operating earnings was primarily attributable to higher volume in Refrigerated Warehousing and Logistics. Within this business segment both Wiscold and TLC had higher utilization of warehousing, vegetable processing and IQF capacity all of which generate high marginal contribution with increased volume once breakeven levels have been surpassed. During the year Wiscold commenced a new poly bag vegetable packaging operation at its Beaver Dam facility. Focused marketing and sales strategies within this segment resulted in increased revenues derived from integrated logistic services which generally produce higher margins than discrete warehousing or transportation services. At Prideco, earnings from operations increased 31.2% compared to the previous year as a result of higher volume.

           On June 30, 1995 Christiana completed a tax free merger of Prideco, a 60% owned subsidiary, Energy Ventures, Inc. In the merger transaction Christiana received 1,035,858 shares of EVI common stock in exchange for its ownership in Prideco. This transaction resulted in Christiana recognizing a
pretax gain of $10,050,000.   After providing for deferred taxes, the Prideco
merger contributed net earnings of $5,383,000 or $1.02 per share.

           Interest income was marginally higher in fiscal 1995 due to higher rates available on short term investments. Interest expense increased 30.5% in fiscal 1995 to $4,842,000 due primarily to the inclusion of TLC's operations for the full twelve months this year and to a lesser extent higher short-term interest rates during the year which impacted Prideco's borrowings, most of which were priced on a floating rate basis indexed to prime.

           Consolidated net earnings for the year ended June 30, 1995 were $10,445,000 or $1.98 per share compared to $3,121,000 or $0.59 per share for the previous fiscal year. Refrigerated Warehousing and Logistics contributed $2,563,000 or $0.49 per share versus $994,000 or $0.19 per share in fiscal 1994. The improvement in net earnings in fiscal 1995 was primarily attributable to improved utilization of Wiscold's warehousing, vegetable processing and IQF operations and to a lesser extent the inclusion of The TLC Group for a full twelve month period.

           Prideco contributed net earnings, after minority interest, of $971,000 or $0.18 per share compared to $741,000 or $0.14 per share contributed in fiscal 1994. As previously discussed, the Prideco merger transaction contributed net earnings of $5,383,000 or $1.02 per share after providing for deferred taxes.

           Real estate sales in fiscal 1995 totaled 48 homes and contributed net earnings of $1,850,000 or $0.35 per share versus 84 home sales in fiscal 1994 which contributed net earnings of $3,369,000 or $0.63 per share.

           Christiana's effective tax rate increased in fiscal 1995 to 42% from 38% last year as a result of deferred taxes related to the Prideco merger. The higher rate is primarily attributable to the book/tax difference of Christiana's basis in Prideco.

           The following summarizes the unaudited consolidated pro forma operating results of the Company as if the merger of Prideco, the acquisition of EVI shares and the acquisition of The TLC Group had occurred at the beginning of the fiscal year ended June 30, 1994.

                                            YEAR ENDED JUNE 30
                                     ----------------------------------
                                         1995                  1994
                                     -----------          -------------
           Revenues                  $71,642,000          $67,572,000
           Net earnings              $ 3,612,000          $ 2,892,000
           Earnings per share              $0.68                $0.54

           Inflation in fiscal 1995 was a meaningful factor at Prideco which experienced a substantial increase in steel prices throughout the period. Due to competitive industry conditions these increases were not able to be entirely recovered in the selling price of Prideco's products.

FISCAL YEAR ENDED JUNE 30, 1994

           Christiana Companies consolidated financial results in fiscal year 1994 included the full year operations of Wiscold, Prideco, real estate and those of The TLC group for the six month period commencing January 4, 1994, the date of its acquisition.

           Consolidated revenues for fiscal 1994 increased 93% to $90,153,000 due primarily to the inclusion of TLC and improvement in the demand for Prideco's products and, to a lesser extent, a full twelve month period for Wiscold versus 10 months of operations in fiscal 1993. Rental revenues from Christiana's residential real estate were lower, due entirely to volume as fewer units were available for rent as a result of condominium home sales and refurbishment activities preparing homes for sale. Prideco's revenues increased 72% to $46,428,000 due principally to volume related factors resulting from increased levels of drilling activity, particularly in the Gulf of Mexico, and the near full consumption of surplus used tubular products. Selling prices for Prideco's products remained virtually unchanged from 1993 and reflected highly competitive conditions.

           Consolidated earnings from operations in fiscal 1994 increased to $6,422,000 due primarily to the improvement and return to consistently profitable operations at Prideco as higher capacity utilization and continued tight cost control facilitated improved margins, and to a lesser extent, increased volume at Refrigerated Warehousing and Logistics attributable to the inclusion of The TLC Group for six months and Wiscold's full twelve month period of operations.

           Interest income declined 22% in fiscal 1994 due primarily to the use of $5,630,000 of Christiana's cash resources in the acquisition of The TLC Group, and to a lesser extent, lower rates on short-term high quality investments. Interest expense increased $427,000, or 13%, due primarily to higher borrowings at Prideco used to fund additional investment in working capital needed to support its growth and the assumption of interest bearing liabilities at TLC. Interest expense at Wiscold and Christiana's real estate operations declined due to lower debt levels as free cash flow from each operation was allocated to reduce acquisition and mortgage-related obligations, respectively.

           Other income (expense), net included a non-operating writedown in the amount of $2,562,000 to value a 5% interest in a Chicago office building at its realizable value of $230,000.

           The Company's effective tax rate decreased to 38% from 42% in fiscal 1993 due principally to the inclusion of the TLC Group which operated in states with lower tax rates.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

           Operating activities provided cash of $12,439,000. Concurrently with the Prideco merger, Christiana invested $13,291,000 of cash to purchase additional shares of Energy Ventures. Capital expenditures in fiscal 1995 totaled $10,931,000, and were largely concentrated in Refrigerated Warehousing and Logistics. Major expenditures in 1995 included: at TLC a new warehouse facility and related equipment ($2.3 million) and replacement and additions of transportation equipment ($2.9 million); at Wiscold a new poly bag vegetable packaging operation was completed ($1.1 million); at Prideco equipment upgrades and maintenance related investment ($0.7 million); and refurbishments of condominium homes at Martinique totaled $1.8 million.

           Financing activities in fiscal 1995 used $10,290,000 which consisted primarily of debt reduction in the amount of $6,000,000 at Wiscold and $3,170,000 at Prideco; TLC increased borrowings $2,252,000 in fiscal 1995 primarily to fund a new distribution facility in Zeeland, Michigan; and at Christiana corporate, $3,805,000 was used to fund the repurchase of stock.

           Christiana's consolidated balance sheet at June 30, 1995 reflects the effect of the Prideco merger which resulted in the elimination of Prideco's assets and liabilities, the additional purchase of Energy Ventures shares, the continuing process of converting real estate holdings to cash, and the operating cash flows attributable to the Refrigerated Warehousing and Logistics business unit.

           At June 30, 1995 Christiana's holdings in Energy Ventures totaled 1,948,731 shares of which 1,035,858 shares were received in exchange for its ownership in Prideco and 912,873 shares were purchased for $13,291,000 directly from EVI and Prideco's minority shareholders. The average price of these shares at financial statement cost is $16.40 per share although the Company's cash cost of these shares is $9.74 per share. The financial statement cost will be adjusted quarterly based on the market value of the shares. The market value of these shares at June 30, 1995 was $18.00 per share or $35,077,000 resulting in an unrealized investment gain for financial statement purposes of $1,909,000, net of tax.

           Accounts receivable, inventories and prepaids were lower year to year due to the Prideco merger. The increase in deferred taxes is primarily the result of deferred taxes related to the Prideco transaction.

           As otherwise described in this report, the Company is engaged in the phased refurbishment and sale of its condominium homes to individual buyers. Sale of the remaining 82 homes is expected to be completed in the next fiscal year. This program is a net provider of cash, and due to the full retirement of mortgage-related debt, increased levels of liquidity and capital resources are expected to be derived from these sales over the next fiscal year.

           As discussed in Item 1, in fiscal 1996 Christiana anticipates liquidating a partnership interest which represented 5% of the ownership of a downtown Chicago office building for approximately its carrying value of $230,000. As a result, deferred taxes of approximately $1,730,000 are classified as currently payable.

           As of fiscal year end, the Company had no material capital commitments and believes with its cash reserves, earnings, cash flow together with existing lines of credit and the capability of debt or equity issuance, that it will have sufficient resources to pursue its strategic plan, fund
internal business expansion and future acquisitions.   The Company anticipates
building at least two new facilities in fiscal 1996 to support customer growth. However, no firm commitments have been made at this time.

ITEM 8.    FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

           See Index to Financial Information on page 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               None
                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

           The material in Section III of the 1995 Proxy Statement is incorporated herein by reference. All of Registrant's executive officers are also nominees for directors of Registrant.

ITEM 11.   EXECUTIVE COMPENSATION.

           The material in Section IV of the 1995 Proxy Statement is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The material in Section II and III of the 1995 Proxy Statement is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The material in Section IV of the 1995 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           Financial Statement and Schedules:

           See Index on page 15.

           Exhibits:

           See Index on page  35.

           Reports on Form 8-K:

           Registrant filed a report on Form 8-K dated June 30, 1995 with respect to the merger of Prideco, Inc., a majority-owned subsidiary of the Registrant, with Grant Acquisition Company, a wholly-owned subsidiary of Energy Ventures, Inc. The items reported therein were
           Item 2. (Acquisition of Disposition of Assets) and Item 7 (Financial Statements). The latter included pro forma consolidated balance sheet as of March 31, 1995; pro forma consolidated statement of earnings for the year ended June 30, 1995; and pro forma consolidated statement of earnings for the nine months ended March 31, 1995.

                                   SIGNATURES

           Pursuant to the requirement of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      Christiana Companies, Inc.

Date:     September 15, 1995                          By: /s/ Sheldon B. Lubar
                                                      -------------------------
                                                      Sheldon B. Lubar, Chairman

           Pursuant to the requirements of the Securities Exchange Act of 1934 this 10-K report has been signed below on September 15, 1995 by the following persons on behalf of the Registrant and in the capacity indicated.

                                   Signature





 /s/ Sheldon B. Lubar                     Chairman, Chief Executive Officer and
 -----------------------                  a Director
 Sheldon B. Lubar



 /s/ Gary R. Sarner                       President, Chief Operating Officer and a
- ------------------------                  Director
 Gary R. Sarner



 /s/ William T. Donovan                   Executive Vice President, Chief Financial
 -----------------------                  Officer and a Director
 William T. Donovan



 /s/ Betty J. White                       Treasurer, Controller and Assistant
 -----------------------                  Secretary
 Betty J. White



 /s/ David J. Lubar                       Director
 -----------------------
 David J. Lubar



 /s/ Albert O. Nicholas                   Director
 -----------------------
 Albert O. Nicholas

                           CHRISTIANA COMPANIES, INC.


                             FINANCIAL INFORMATION


                  FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                        FISCAL YEAR ENDED JUNE 30, 1995

                           CHRISTIANA COMPANIES, INC.
                         Index to financial information


                                                                        Page No.
Consolidated Statements of Earnings for the years
 ended June 30, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . .    16

Consolidated Balance Sheets as June 30, 1995 and June 30, 1994  . . . . .    17

Consolidated Statements of Shareholders' Equity for the
  years ended June 30, 1995, 1994 and 1993  . . . . . . . . . . . . . . .    18

Consolidated Statements of Cash Flows for the years
  ended June 30, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . .    19

Report of Independent Public Accountants  . . . . . . . . . . . . . . . .    20

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .    21

Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . .    32

CHRISTIANA COMPANIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS


                                                                              YEAR ENDED JUNE 30
                                                            ------------------------------------------------------
                                                               1995                  1994                  1993
                                                            ------------------------------------------------------
Revenues:

    Product Sales                                          $55,239,000          $46,428,000           $29,299,000
    Warehousing, Rental and Related Services                71,642,000           43,725,000            17,464,000
                                                           -------------------------------------------------------
                                                           126,881,000           90,153,000            46,763,000
                                                           -------------------------------------------------------
Cost and Expenses:
    Cost of Product Sales                                   47,134,000           39,840,000            26,722,000
    Warehousing, Rental and Related Expenses                57,684,000           35,136,000             9,936,000
    Selling, General & Administrative Expenses              11,739,000            8,755,000             8,653,000
                                                           -------------------------------------------------------
                                                           116,557,000           83,731,000            45,311,000
                                                           -------------------------------------------------------
Earnings From Operations                                    10,324,000            6,422,000             1,452,000
                                                           -------------------------------------------------------

Other Income (Expense):
    Interest Income                                            942,000              896,000             1,144,000
    Interest Expense                                        (4,842,000)          (3,710,000)           (3,283,000)
    Gain on Sales of Real Estate                             3,083,000            5,615,000             5,151,000
    Gain on Merger of Prideco                               10,050,000                --                    --
    Other Income (Expense), Net                               (367,000)          (3,316,000)             (119,000)
                                                           -------------------------------------------------------
                                                             8,866,000             (515,000)            2,893,000
                                                           -------------------------------------------------------

Earnings Before Income Taxes and
    Minority Interest                                       19,190,000            5,907,000             4,345,000

Income Tax Provision                                         8,061,000            2,256,000             1,812,000
                                                           -------------------------------------------------------

Net Earnings Before Minority Interest                       11,129,000            3,651,000             2,533,000

Minority Interest                                             (684,000)            (530,000)              408,000
                                                           -------------------------------------------------------

Net Earnings                                               $10,445,000           $3,121,000           $ 2,941,000
                                                           -------------------------------------------------------


Earnings Per Share                                               $1.98                $0.59                 $0.57
                                                           =======================================================

Weighted Average Number of Shares Outstanding                5,275,947            5,320,876             5,203,233


See notes to consolidated financial statements.

CHRISTIANA COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30
                                                                   ---------------------------------
                                                                         1995              1994
                                                                   ---------------------------------
ASSETS
Current Assets:
    Cash and Cash Equivalents                                      $    375,000       $  3,929,000
    Short-Term Investments                                            2,822,000         14,564,000
    Accounts Receivable                                               8,260,000         14,924,000
    Inventories                                                         248,000         15,351,000
    Prepaids and Other                                                2,050,000          1,610,000
                                                                   -------------------------------
        Total Current Assets                                         13,755,000         50,378,000
                                                                   -------------------------------
Long-Term Assets:
    Investment in EVI                                                35,077,000             --
    Mortgage Notes Receivable                                         3,205,000          3,538,000
    Rental Properties, Net                                            3,610,000          4,566,000
    Fixed Assets, Net                                                71,104,000         77,049,000
    Goodwill                                                          5,906,000          8,302,000
    Other Assets                                                      2,276,000          3,732,000
                                                                   -------------------------------
        Total Long-Term Assets                                      121,178,000         97,187,000
                                                                   -------------------------------
TOTAL ASSETS                                                       $134,933,000       $147,565,000
                                                                   ===============================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                               $  2,774,000       $  6,905,000
    Accrued Liabilities                                               5,347,000          4,486,000
    Short-Term Debt                                                   1,844,000          1,343,000
    Current Portion of Long-Term Debt                                 1,679,000          4,803,000
                                                                   -------------------------------
        Total Current Liabilities                                    11,644,000         17,537,000
                                                                   -------------------------------
Long-Term Liabilities:
    Long-Term Debt                                                   38,256,000         53,458,000
    Deferred Income Taxes                                            17,765,000         12,495,000
    Other Liabilities                                                 1,266,000          1,201,000
                                                                   -------------------------------
        Total Long-Term Liabilities                                  57,287,000         67,154,000
                                                                   -------------------------------
        Total Liabilities                                            68,931,000         84,691,000
                                                                   -------------------------------
Minority Shareholders' Interest                                           --             2,786,000
                                                                   -------------------------------
Shareholders' Equity:
    Preferred Stock                                                       --                 --
    Common Stock                                                     17,218,000         23,658,000

    Unrealized Investment Gain, Net of Tax                            1,909,000              --
    Retained Earnings                                                46,875,000         36,430,000
                                                                   -------------------------------
        Total Shareholders' Equity                                   66,002,000         60,088,000
                                                                   -------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $134,933,000       $147,565,000
                                                                   ===============================

See notes to consolidated financial statements.

CHRISTIANA COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
EQUITY (1) (2)


                                                                              UNREALIZED
                                   COMMON STOCK             ADDITIONAL        INVESTMENT
                               --------------------          PAID-IN             GAIN,        RETAINED
                                SHARES       AMOUNT          CAPITAL          NET OF TAX      EARNINGS          TOTAL
                               ------------------------------------------------------------------------------------------
Balance, June 30, 1992          5,186,630    $5,187,000      $12,307,000             --       $30,368,000     $47,862,000

Issuance of Stock                  20,000        20,000          638,000             --             --            658,000

Net Earnings for the Year            --            --               --               --         2,941,000       2,941,000
                               ------------------------------------------------------------------------------------------
Balance, June 30, 1993          5,206,630    $5,207,000      $12,945,000             --       $33,309,000     $51,461,000

Issuance of Stock                 234,269       234,000        5,272,000             --             --          5,506,000

Net Earnings for the Year           --            --               --                --         3,121,000       3,121,000
                               ------------------------------------------------------------------------------------------
Balance, June 30, 1994          5,440,899    $5,441,000      $18,217,000             --       $36,430,000     $60,088,000

Repurchase of Stock              (245,269)     (245,000)      (6,195,000)            --             --         (6,440,000)

Change in Unrealized
Appreciation on EVI                 --            --               --           1,909,000           --          1,909,000

Net Earnings for the Year           --            --               --               --         10,445,000      10,445,000
                               ------------------------------------------------------------------------------------------
Balance, June 30, 1995          5,195,630    $5,196,000      $12,022,000       $1,909,000     $46,875,000     $66,002,000
                               ==========================================================================================



(1) Preferred stock: $10 par value, 1,000,000 shares authorized, none issued.

(2) Common stock: $1 par value, 12,000,000 shares authorized.

See notes to consolidated financial statements.

CHRISTIANA COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED JUNE 30
                                                                  ----------------------------------------------
                                                                       1995             1994             1993
                                                                  ----------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Earnings                                                      $ 10,445,000     $  3,121,000      $ 2,941,000
Adjustments to Reconcile Net Earnings to Net
        Cash Provided By Operating Activities:
    Depreciation and Amortization                                    8,207,000        6,255,000        4,331,000
    Gain on Sales/Merger of Assets                                 (13,263,000)      (5,607,000)      (5,090,000)
    Deferred Income Tax (Benefit) Provision                          6,129,000         (483,000)        (103,000)
    Minority Interest                                                  684,000          530,000         (408,000)
Changes in Assets and Liabilities:
    (Increase) Decrease in Receivables                              (2,240,000)      (2,436,000)       1,476,000
    (Increase) Decrease in Inventories                               2,566,000       (5,337,000)         646,000
    (Increase) Decrease in Other Assets                               (485,000)       4,058,000         (396,000)
    Increase in Payables and Accruals                                  396,000          779,000        1,175,000
                                                                    ---------------------------------------------
Cash Provided By Operating Activities                               12,439,000          880,000        4,572,000

CASH FLOW FROM INVESTING ACTIVITIES:
    Proceeds (Purchase) of Short-Term Investments                   11,742,000      (11,064,000)      13,838,000
    Capital Expenditures                                           (10,931,000)      (7,285,000)     (10,873,000)
    Business Acquisitions, Net of Cash Acquired                    (13,291,000)      (5,630,000)     (57,568,000)
    Decrease in Mortgage Notes Receivable                              356,000        1,131,000        4,397,000
    Decrease in Cash due to Merger of Prideco                         (533,000)              --               --
    Proceeds from Sale of Assets                                     6,954,000       11,538,000        8,675,000
                                                                    ---------------------------------------------
Cash Used In Investing Activities                                   (5,703,000)     (11,310,000)     (41,531,000)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from Sale of Subsidiary Common Stock                           --               --          180,000
    Borrowings (Payments) on Line of Credit, Net                       501,000        1,533,000       (2,443,000)
    Stock Repurchase                                                (3,805,000)              --               --
    Proceeds of Notes Payable                                        4,125,000        5,000,000       39,373,000
    Payments of Notes and Mortgages Payable                        (11,111,000)      (4,983,000)      (3,714,000)
                                                                   ----------------------------------------------
Cash Provided By (Used In) Financing Activities                    (10,290,000)       1,550,000       33,396,000
NET DECREASE IN CASH AND CASH
    EQUIVALENTS                                                     (3,554,000)      (8,880,000)      (3,563,000)

BEGINNING CASH AND CASH EQUIVALENTS, JULY 1                          3,929,000       12,809,000       16,372,000
                                                                    ---------------------------------------------
ENDING CASH AND CASH EQUIVALENTS, JUNE 30                          $   375,000     $  3,929,000    $  12,809,000
                                                                   ==============================================
Supplemental Disclosures of Cash Flow Information:
    Interest Paid                                                  $ 4,612,000     $  3,829,000     $  3,063,000
    Income Taxes Paid                                              $ 2,950,000     $  1,570,000     $  2,549,000

See notes to consolidated financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



BOARD OF DIRECTORS AND SHAREHOLDERS OF
CHRISTIANA COMPANIES, INC.:

         We have audited the accompanying consolidated balance sheets of Christiana Companies, Inc. (a Wisconsin corporation) as of June 30, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with general accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Christiana Companies, Inc. as of June 30, 1995 and 1994, and the results of its consolidated operations and cash flows for each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles.

         As explained in Note A to the consolidated financial statements, effective July 1, 1994, the Company changed its method of accounting for investment securities.




ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin
August 4, 1995

CHRISTIANA COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Three years ended June 30, 1995)


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Christiana Companies, Inc., ("Christiana") and its majority-owned subsidiaries (together with Christiana referred to as the "Company"). All material intercompany transactions have been eliminated.

      SHORT-TERM INVESTMENTS: As of June 30, 1995 short-term investments are classified as "available for sale" and include U.S. Treasury securities maturing in less than one year. These investments are carried at market value. At June 30, 1994 short-term investments include U.S. Treasury securities maturing in less than one year and are carried at cost which approximates market.

      ACCOUNTS RECEIVABLE: Accounts receivable are presented net of a reserve for bad debts of $120,000, $94,000 and $128,000 at June 30, 1995, 1994,
and 1993 respectively. The provision for bad debts was $85,000, $88,000 and $8,000 for the years ended June 30, 1995, 1994, and 1993, respectively. Deductions from the reserve were $59,000, $122,000 and $25,000 for the years ended June 30, 1995, 1994, and 1993, respectively.

      INVESTMENT IN EVI: At June 30, 1995, Investment in EVI consists of 1,948,731 shares of Energy Ventures, Inc. common stock which is classified as "available for sale". Effective August 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The impact of adoption was not material. Accordingly, investment securities classified as available for sale at June 30, 1995 are carried at fair value with fair value adjustments, net of their related income tax effects, reported as a component of shareholders' equity. The gross unrealized gain on these securities was $3,141,000 at June 30, 1995.

      INVENTORIES: Inventories are stated at cost, principally determined on a first-in, first-out (FIFO) basis but not in excess of net realizable value. Inventory cost includes material, labor and manufacturing overhead. Inventories are comprised of the following:


                                                                                     AT JUNE 30,
                                                                         -------------------------------
                                                                             1995                1994
                                                                         -------------------------------
                              Raw Materials and Work-In-Process          $     --            $11,278,000
                              Finished Products                             248,000            4,073,000
                                                                         -------------------------------
                                  Total Inventories                      $  248,000          $15,351,000
                                                                         ===============================

      MORTGAGE NOTES RECEIVABLE: At June 30, 1995 mortgage notes receivable, derived principally from condominium sales, totaled $3,205,000 and accrue interest at rates ranging from 6.5% to 9.25%.

      The principal balance of mortgage notes receivable matures as follows:

                                                            YEAR ENDED JUNE 30
                                      -----------------------------------------------------------
                                      1996    $  24,000              1999            $    109,000
                                      1997       27,000              2000                 204,000
                                      1998       29,000              Thereafter         2,812,000

      During the years ended June 30, 1995 and 1994, $928,000  and $1,459,000, respectively, of mortgage notes receivable were sold or prepaid.

      RENTAL PROPERTIES AND FIXED ASSETS: Rental properties, consisting principally of residential condominium homes, and fixed assets are carried at cost less accumulated depreciation, which is computed using both straight-line and accelerated methods for financial reporting purposes. The cost of major renewals and improvements are capitalized; repair and maintenance costs are expensed. A summary of the cost of rental properties and fixed assets and the estimated useful lives for financial reporting purposes is as follows:


                                                                        AT JUNE 30,
                                                               -----------------------------             ESTIMATED
                                                                   1995            1994                 USEFUL LIVES
                                                               -----------------------------            ------------
                  Rental Properties                           $  4,504,000      $ 5,769,000             20-40 years
                     Less:  Accumulated Depreciation              (894,000)      (1,203,000)
                                                              ------------------------------
                                                              $  3,610,000      $ 4,566,000
                                                              ==============================
                  Fixed Assets:
                     Land                                        3,416,000        4,418,000                 --
                     Machinery and Equipment                    46,081,000       49,664,000               5-7 years
                     Buildings and Improvements                 34,033,000       33,463,000             30-32 years
                     Construction-In-Progress                      140,000        1,181,000                 --
                     Less:  Accumulated Depreciation           (12,566,000)     (11,677,000)
                                                              ------------------------------
                                                              $ 71,104,000      $77,049,000
                                                              ==============================




      GOODWILL: Goodwill is amortized on a straight-line basis over 40 years ($214,000 in 1995 and $141,000 in 1994). The accumulated amortization at June 30, 1995 and 1994 was $252,000 and $362,000, respectively. The Company continually evaluates whether events and circumstances, subsequent to its acquisition, have occurred that indicate the remaining estimated useful life may warrant revision or that the remaining balance of goodwill may not be recoverable.

      OTHER ASSETS: At June 30, 1995, Other Assets includes a partnership which represented a 5% interest in a Class A office building in Chicago. This asset was written down to $230,000 in 1994 to reflect its realizable value. The balance of Other Assets primarily represents deferred charges and cash surrender value of officer's life insurance.

      INCOME TAXES: Deferred income taxes are provided on the temporary differences in the carrying values of assets and liabilities for financial reporting and income tax purposes.

      EARNINGS PER SHARE: Earnings per share is computed on the basis of the weighted average number of common shares outstanding.

      CASH FLOWS: For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments, principally U.S. Treasury bills, municipal bonds and commercial paper which mature in less than ninety days to be cash equivalents.

      The operating activities of Prideco are included in the Company's Statements of Cash Flows through June 30, 1995, the date of the merger, while the effects of the merger are excluded as non-cash transactions. Also in 1995, the Company issued a three year note in the amount of $2,286,000 as partial consideration for the acquisition of treasury stock.

      RECLASSIFICATIONS: Certain reclassifications have been made in the 1994 statements to conform to 1995 presentation.

B. ACQUISITIONS:

      On June 30, 1995, Prideco, Inc. ("Prideco"), a majority-owned subsidiary of the Company, merged with Grant Acquisition Company, a wholly-owned subsidiary of Energy Ventures, Inc. ("EVI"). In the merger, the Company's shares of Prideco were converted into 1,035,858 shares of Common Stock, $1.00 par value, of EVI. EVI's common stock is listed and traded on the New York
Stock Exchange.   Accordingly, the individual accounts of Prideco have been
eliminated from the Company's June 30, 1995 Balance Sheet which reflects the effect of the merger. Prideco's results of operations are included in the Company's Consolidated Statement of Earnings through June 30, 1995, the date of the merger. Concurrently with the merger, the Company acquired an additional 912,873 shares of EVI common stock directly from EVI and the minority shareholders of Prideco for an aggregate cash price of $13,291,000. The 1,948,731 shares of EVI common stock acquired by the Company in the transactions referred to above represented 13.1% of the then outstanding shares of EVI common stock.

      On January 3, 1994, the Company acquired, by way of merger, The TLC Group, Inc. ("TLC), a Zeeland, Michigan-based firm which provides fully integrated logistic services including warehousing, transportation and information services. The purchase price consisted of approximately $5,630,000, the issuance of 234,269 shares of Christiana common stock, an 8% subordinated note in the amount of $1,764,000 and the assumption of its liabilities. As part of this acquisition, the assets of The TLC Group were revalued to their fair market value with the excess of purchase price over fair
value amounting to $5,991,000 being recorded as goodwill.   This acquisition
was accounted for as a purchase and accordingly, the results of TLC's operations are included in the consolidated financial statements of the Company since the date of acquisition.

        During fiscal 1995, the Company repurchased the 234,269 shares issued in the TLC acquisition for $3,805,000 and a three year note in the amount of $2,286,000.

      The following summarizes the unaudited consolidated pro forma operating results of the Company as if the merger of Prideco, the acquisition of EVI shares and the acquisition of The TLC Group had occurred at the beginning of the fiscal year ended June 30, 1994.

                                                                                 YEAR ENDED JUNE 30
                                                                          ------------------------------
                                                                              1995               1994
                                                                          -----------        -----------
                                 Revenues                                 $71,642,000        $67,572,000
                                 Net Earnings                               3,612,000          2,892,000
                                 Earnings Per Share                             $0.68              $0.54

      Pro forma results are not necessarily indicative of results that would have occurred had the purchase been made at the beginning of the respective periods, or of results which may occur in the future.

C.  INDEBTEDNESS:

      The following is a summary of consolidated indebtedness:

                                                                                                  AT JUNE 30,
                                                                                     ----------------------------------
                                                                                         1995                   1994
                                                                                     ----------             -----------
                         Christiana Corporate
                              Mortgage Loans                                        $     --                $    68,000
                              Notes Payable                                           2,286,000                  --

                         Wiscold, Inc.
                              Revolving Credit Agreement                             30,273,000              36,273,000

                         The TLC Group
                              Line of Credit                                          1,844,000               1,343,000
                              Notes Payable, Equipment Related                        5,612,000               3,359,000
                              Subordinated Note                                       1,764,000               1,764,000

                         Prideco, Inc.
                              Revolving Credit Agreement                                   --                11,533,000

                              Other                                                        --                 5,264,000
                                                                                    -----------             -----------
                                                                                     41,779,000              59,604,000

                         Less:  Current Portion of Long-Term Debt                    (1,679,000)             (4,803,000)
                                    Short-Term Debt                                  (1,844,000)             (1,343,000)
                                                                                    -----------             -----------

                         Long-Term Debt                                             $38,256,000             $53,458,000
                                                                                    ===========             ===========

      The Company has a $15,000,000 unsecured line of credit, renewable annually. Borrowings under this line bear interest at prime. No amounts were drawn on this line during the year. No compensating balances are required under the terms of this credit facility.

      Notes payable attributable to Christiana Corporate relate to amounts due as a result of the repurchase of common stock.

      Wiscold has a step down revolving credit agreement that provides for borrowings at June 30, 1995 up to $34,750,000. This credit facility was organized in conjunction with the acquisition of Wiscold. Borrowings under this agreement mature on December 31, 1997 and bear interest, payable monthly at either the London Interbank Offered Rate ("LIBOR") plus 1.75% or a floating rate at the bank's prime rate (7.10% and 7.07% at June 30, 1995 and 1994, respectively) and are secured by Wiscold's assets. Under the terms of this agreement, the interest rate decreases as Wiscold's leverage ratio declines. It requires, among other things, that Wiscold maintain defined levels of net worth and debt service coverage and restricts certain of Wiscold's activities including limitation on new indebtedness and the disposition of assets. No compensating balances are required under the terms of this credit facility.

      In connection with this agreement Wiscold entered into an interest rate swap agreement ("Swap") which effectively fixed the interest rate payable by Wiscold at 5.3% plus the LIBOR spread which is subject to reduction based on decreases in Wiscold's leverage ratio. The Swap was issued with respect to principal in the original amount of $30,000,000 declining pro rata with scheduled principal reductions of this agreement and matures on December 31, 1997.

      The TLC Group has a bank line of credit which permits borrowings up to $5,000,000. Borrowings bear interest at either a LIBOR-based rate plus 2.00% or the bank's prime rate, at TLC's option (8.06% and 7.25% at June 30, 1995 and 1994, respectively), and are secured by TLC accounts receivable. Notes payable relate to specific equipment purchases, primarily transportation and material handling equipment and a new distribution facility, and are secured by specified assets. These notes bear interest on both fixed and floating terms ranging from 6.375% to 9.75%. No compensating balances are required under the terms of these credit arrangements. TLC's subordinated note bears interest at 8% and was incurred in the redemption of a former shareholder's ownership coincident with the sale to Christiana. This obligation is guaranteed by Christiana.

      The 1994 consolidated balance sheet includes borrowings related to Prideco. As discussed in Note B, the Company disposed of its investment in Prideco on June 30, 1995.

      Future maturities of consolidated long-term indebtedness are as follows:

         YEAR ENDED
           JUNE 30                  WISCOLD             TLC GROUP           CHRISTIANA               TOTAL
         ----------                 -------             ---------           ----------               -----
          1996                          --                $1,679,000            --               $ 1,679,000
          1997                    $  4,123,000               765,000            --                 4,888,000
          1998                      26,150,000               908,000         $2,286,000           29,344,000
          1999                          --                 2,011,000            --                 2,011,000
          2000                          --                   161,000            --                   161,000
          Thereafter                    --                 1,852,000            --                 1,852,000


      The weighted average interest rate paid on short term borrowings, all of which was attributable to TLC, was 7.69% and 6.62% for fiscal 1995 and 1994, respectively.


D.  INCOME TAXES:

      The Income Tax Provision consists of the following:

                                                    YEAR ENDED JUNE 30
                                        ---------------------------------------------
                                            1995             1994             1993
                                        ---------------------------------------------
              Current
                 Federal                $  1,866,000      $  2,372,000     $ 1,384,000
                 State                        66,000           367,000         531,000
              Deferred                     6,129,000          (483,000)       (103,000)
                                        ----------------------------------------------
                                        $  8,061,000      $  2,256,000     $ 1,812,000
                                        ==============================================

      The components of Deferred Income Taxes are:


                                                              AT JUNE 30
                                                    ----------------------------
                                                        1995            1994
                                                    ----------------------------
      Deferred Tax Assets:
          Alternative Minimum Tax                   $ 1,279,000      $ 1,131,000
          Other                                         817,000          719,000
                                                    ----------------------------
            Total Deferred Tax Asset                $ 2,096,000      $ 1,850,000
                                                    ----------------------------

       Deferred Tax Liabilities:
          Condemnation Proceeds                     $ 5,259,000      $ 5,259,000
          Tax Over Book Depreciation                  6,752,000        5,581,000
          Investment in Joint  Venture                1,730,000        1,730,000
          Prideco Merger Transaction                  4,667,000            --
          Installment Sale                              418,000          433,000
          Unrealized Securities Gains                 1,232,000            --
          Other                                       1,313,000        1,172,000
                                                    ----------------------------
            Total Deferred Tax Liability            $21,371,000      $14,175,000
                                                    ----------------------------
       Net Deferred Tax Liability                   $19,275,000      $12,325,000
                                                    ============================


      A reconciliation of the statutory Federal income tax rate to the Company's effective tax rate follows:


                                                                         YEAR ENDED JUNE 30
                                                                      -------------------------
                                                                      1995      1994       1993
                                                                      -------------------------
     Statutory Federal Income Tax Rate                                34%       34%        34%
         Increase (Reduction) in Taxes Resulting From:
             State Income Tax, Net                                     5         3          8
             Municipal Bond Interest                                  (1)       --         (1)
             Tax on Prideco book/tax basis difference                  3        --         --
             Other                                                     1         1          1
                                                                      -------------------------
                                                                      42%       38%        42%
                                                                      =========================


E.  EMPLOYEE BENEFIT PLANS:

      The Company has 295,000 shares of its common stock reserved for issuance under a stock option plan, which permits the granting of options as well as appreciation rights and awards. During fiscal 1995, options for a total of 5,000 shares were granted to a Christiana employee at an exercise price of $28.8125. During fiscal 1994, options for a total of 35,000 shares were granted to seven TLC, Wiscold and Christiana executives at exercise prices ranging from $26.00 to $27.125 per share. At June 30, 1995 and 1994, 27.4% and 15.4%, respectively, of total options granted were exercisable. The remaining options are exercisable over the next nine years.

      Changes in stock options outstanding are summarized as follows:


                                         NUMBER OF            EXERCISE PRICE
                                          OPTIONS              PER OPTION
                                         --------           ---------------
       Balance, June 30, 1992               -0-
          Options Granted                 116,250           $33.50 - 34.375
                                         --------           ---------------
       Balance, June 30, 1993             116,250            33.50 - 34.375
          Options Granted                  35,000            26.00 - 27.125
                                         --------           ---------------
       Balance, June 30, 1994             151,250            26.00 - 34.375
          Options Granted                   5,000                   28.8125
          Options Canceled                  5,000                    27.125
                                         --------           ---------------
       Balance, June 30, 1995             151,250            26.00 - 34.375
                                         ========           ===============


      The Company has 401(k) plans covering Christiana, Wiscold and TLC employees. The costs under these plans have not been material. The Company does not provide post employment medical or life insurance benefits.

F.  COMMITMENTS:

      The TLC Group has operating leases for warehousing and office facilities.
Rental expense under these leases was $5,100,000 in 1995.   At June 30, 1995,
future minimum lease payments under these operating leases are as follows:

                               YEAR ENDED JUNE 30
                            -----------------------
                            1996        $ 5,756,000
                            1997          4,667,000
                            1998          2,503,000
                            1999          2,330,000
                            2000          2,121,000

G.  MARKET SEGMENT INFORMATION

       The Company was engaged in primarily two distinct lines of business, namely, the manufacture of industrial products and the operation of warehousing, logistic services and rental properties.


                                                                               YEAR ENDED JUNE 30
                                                             ---------------------------------------------------
                                                                    1995             1994               1993
                                                             ---------------------------------------------------
REVENUES
     Industrial Products                                     $   55,239,000      $  46,428,000     $  29,299,000
     Warehousing and Rental Operations                           71,642,000         43,725,000        17,464,000
                                                             ---------------------------------------------------
       Total                                                 $  126,881,000      $  90,153,000     $  46,763,000
                                                             ===================================================
EARNINGS FROM OPERATIONS
    Industrial Products                                      $    4,226,000      $   3,222,000     $    (770,000)
    Warehousing and Rental Operations                             7,533,000          4,858,000         3,807,000
    Corporate Expenses                                           (1,435,000)        (1,658,000)       (1,585,000)
                                                             ---------------------------------------------------
        Total                                                $   10,324,000      $   6,422,000     $   1,452,000
                                                             ===================================================
ASSETS
     Industrial Products *                                   $        --         $  30,372,000     $  22,698,000
     Warehousing and Rental Operations                           91,992,000         95,538,000        85,638,000
     Corporate                                                   42,941,000         21,655,000        14,496,000
                                                             ---------------------------------------------------
         Total                                               $  134,933,000      $ 147,565,000     $ 122,832,000
                                                             ===================================================
CAPITAL EXPENDITURES
    Industrial Products                                      $      682,000      $     979,000     $     575,000
    Warehousing and Rental Operations                            10,249,000          6,306,000        10,298,000
                                                             ---------------------------------------------------
        Total                                                $   10,931,000      $   7,285,000     $  10,873,000
                                                             ===================================================

DEPRECIATION AND AMORTIZATION
    Industrial Products                                      $    1,256,000      $   1,240,000     $   1,085,000
    Warehousing and Rental Operations                             6,885,000          4,950,000         3,187,000
    Corporate                                                        66,000             65,000            59,000
                                                             ---------------------------------------------------
        Total                                                $    8,207,000      $   6,255,000     $   4,331,000
                                                             ===================================================


* On June 30, 1995 Prideco was merged with a unit of Energy Ventures, Inc.

       There were no intersegment sales. Corporate assets consist primarily of cash equivalents, short-term investments and marketable securities.

CHRISTIANA COMPANIES, INC.

H.     PARENT COMPANY ONLY STATEMENTS

         Following are the Parent Company only condensed Balance Sheet, Statement of Operations and Statement of Cash Flows:


                         PARENT COMPANY ONLY STATEMENTS
                            CONDENSED BALANCE SHEET
                          AS OF JUNE 30, 1995 AND 1994



                                                                                       JUNE 30,
                                                                         -------------------------------------
                                                                            1995                     1994
                                                                         ------------             ------------
 ASSETS:

 Current Assets:
      Cash Equivalents and Short-Term Investments                         $ 2,823,000              $17,918,000
      Accounts Receivable and Other Current Assets                          1,590,000                1,329,000

 Long-Term Assets:
      Investment in EVI                                                    35,077,000                  --
      Investments in and Advances to Subsidiaries                          34,418,000               39,914,000
      Manufacturing Fixed Assets, Net                                      11,395,000               12,084,000
      Other Assets                                                            987,000                1,622,000
                                                                          -----------              -----------
 TOTAL ASSETS                                                             $86,290,000              $72,867,000
                                                                          ===========              ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
      Accounts Payable and Accrued Liabilities                            $ 2,515,000              $ 3,385,000

 Long-Term Liabilities:
      Deferred Federal and State Income Taxes                              14,613,000                8,598,000
      Other Liabilities                                                     3,160,000                  796,000
                                                                          -----------              -----------

 Total Liabilities                                                         20,288,000               12,779,000
                                                                          -----------              -----------

 Total Shareholders' Equity                                                66,002,000               60,088,000
                                                                          -----------              -----------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $86,290,O00              $72,867,000
                                                                          ===========              ===========

CHRISTIANA COMPANIES, INC.


                         PARENT COMPANY ONLY STATEMENTS
                       CONDENSED STATEMENT OF OPERATIONS
                FOR THE YEAR ENDED JUNE 30, 1995, 1994 AND 1993



                                                                               FISCAL YEAR ENDED JUNE 30,
                                                                 ----------------------------------------------------------
                                                                      1995                   1994                   1993
                                                                 ------------            ------------           -----------
 Revenues:

      Product Sales                                             $       --              $        --           $  2,266,000
      Warehousing, Rentals and Related Services                     10,943,000              9,600,000            6,912,000
                                                                   -----------           -------------        ------------
                                                                    10,943,000              9,600,000            9,178,000
                                                                   -----------           -------------         -----------
 Costs and Expenses:
      Cost of Sales                                                      --                      --              1,777,000
      Warehousing, Rentals and Related Expenses                      6,682,000              4,506,000            3,462,000
      Selling, General and Administrative Expenses                   1,582,000              3,369,000            2,611,000
                                                                  ------------           ------------          -----------
                                                                     8,264,000              7,875,000            7,850,000
                                                                  ------------           ------------          -----------
         Earnings From Operations                                    2,679,000              1,725,000            1,328,000
 Other Income (Expense):
     Interest Income (Expense), Net                                 (1,304,000)            (1,111,000)            (862,000)
     Other Income (Expense)                                          8,673,000             (3,614,000)            (226,000)
                                                                   -----------            -----------          -----------

                  Total Other Income (Expense)                       7,369,000             (4,725,000)          (1,088,000)
                                                                    ----------            -----------           ----------

 Earnings Before Income Taxes                                       10,048,000             (3,000,000)             240,000
 Income Tax Provision (Benefit)                                      4,019,000             (1,200,000)             154,000
                                                                    ----------             ----------           ----------

 Net Earnings (Loss) Before Equity in Undistributed
      Net Earnings of Subsidiaries                                   6,029,000             (1,800,000)              86,000

 Equity in Undistributed Net Earnings of
      Subsidiaries                                                   4,416,000              4,921,000            2,855,000
                                                                  ------------           ------------          -----------
 Net Earnings                                                     $ 10,445,000            $ 3,121,000         $  2,941,000
                                                                  ============            ===========         ============

CHRISTIANA COMPANIES, INC.


                         PARENT COMPANY ONLY STATEMENTS
                            STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993



                                                                                 FISCAL YEAR ENDED JUNE 30,
                                                                  ----------------------------------------------------------
                                                                     1995                   1994                   1993
                                                                  ------------            -----------            -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                    $ 10,445,000            $ 3,121,000            $ 2,941,000
    Adjustments to Reconcile Net Income to Net Cash
      Provided By (Used In) Operating Activities:
        Equity in Undistributed Net Income of
           Subsidiaries                                             (4,416,000)            (4,921,000)            (2,855,000)
        Gain on Merger of Prideco                                  (10,050,000)                --                     --
        Depreciation and Amortization                                  828,000                762,000                611,000
        Loss on Sale of Chicago Gear Works                               --                    --                     60,000
        Deferred Income Tax Expenses (Benefit)                       6,015,000                710,000               (413,000)
    Changes in Assets and Liabilities                                1,868,000             (2,402,000)             5,092,000
                                                                   -----------            -----------            -----------
 Net Cash Provided (Used) By Operating Activities                    4,690,000             (2,730,000)             5,436,000

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Short-Term Investments                              11,742,000            (11,064,000)            11,297,000
    Capital Expenditures                                              (143,000)              (583,000)            (3,989,000)
    Investment In Subsidiaries                                      (2,546,000)             5,183,000            (16,780,000)
    Investment In Energy Ventures, Inc.                            (13,291,000)                 --                   460,000
                                                                   -----------            -----------            -----------

 Net Cash Used In Investing Activities                              (4,238,000)            (6,464,000)            (9,012,000)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Stock Repurchase                                                (3,805,000)                 --                     --
                                                                   -----------            -----------            -----------
 Net Cash Used In Financing Activities                              (3,805,000)                 --                     --

 NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                      (3,353,000)            (9,194,000)            (3,576,000)

 BEGINNING CASH AND CASH EQUIVALENTS, JULY 1                         3,354,000             12,548,000             16,124,000
                                                                   -----------            -----------            -----------
 ENDING CASH AND CASH EQUIVALENTS, JUNE 30                         $     1,000            $ 3,354,000            $12,548,000
                                                                   ===========            ===========            ===========

CHRISTIANA COMPANIES, INC.
QUARTERLY FINANCIAL INFORMATION
(unaudited)


                                                                QUARTER ENDED
                                 ---------------------------------------------------------------
                                  SEPTEMBER        DECEMBER          MARCH            JUNE               TOTAL
                                 --------------------------------------------------------------------------------
FISCAL 1995
Product Sales                   $12,900,000      $12,790,000      $14,221,000      $15,328,000        $55,239,000
Warehousing and
    Rental Revenue               19,169,000       17,408,000       17,356,000       17,709,000         71,642,000

Earnings From Operations          3,973,000        2,355,000        2,007,000        1,989,000         10,324,000
Earnings Before Taxes and
    Minority Interest             4,391,000        1,850,000        1,425,000       11,524,000         19,190,000
Net Earnings                      2,515,000        1,030,000          741,000        6,159,000 (1)     10,445,000
Earnings Per Share                    $0.46            $0.20            $0.14            $1.18              $1.98


FISCAL 1994
Product Sales                   $10,769,000      $10,695,000      $12,271,000      $12,693,000        $46,428,000
Warehousing and
    Rental Revenue                5,761,000        5,496,000       16,030,000       16,438,000         43,725,000

Earnings From Operations          1,550,000        1,407,000        1,693,000        1,772,000          6,422,000
Earnings Before Taxes and
    Minority Interest             1,735,000        2,577,000        2,012,000         (417,000)(2)      5,907,000
Net Earnings                        987,000        1,487,000        1,069,000         (422,000)         3,121,000
Earnings Per Share                    $0.19            $0.29            $0.20           ($0.09)             $0.59

(1)  On June 30, 1995 Prideco was merged with a unit of Energy Ventures, Inc.
(2) Includes the non-operating writedown of $2,562,000 on a Chicago office building.

FIVE YEAR FINANCIAL INFORMATION

                                                                  YEAR ENDED JUNE 30
                                 -----------------------------------------------------------------------------------
                                     1995 (1)          1994              1993             1992             1991
                                 -----------------------------------------------------------------------------------
Revenues:
    Product Sales              $ 55,239,000        $46,428,000      $ 29,299,000     $ 36,196,000     $ 34,645,000
    Warehousing and
        Rental Revenues          71,642,000         43,725,000        17,464,000        3,110,000        3,955,000
                               ------------        -----------      ------------     ------------     ------------
                                126,881,000         90,153,000        46,763,000       39,306,000       38,600,000

Net Earnings                     10,445,000          3,121,000         2,941,000        5,218,000       11,917,000

Earnings Per Share                    $1.98              $0.59             $0.57            $1.01            $2.30

Total Assets                    134,933,000        147,565,000       122,832,000       85,894,000       85,135,000

Long-Term Liabilities            57,287,000         67,154,000        61,585,000       29,293,000       31,073,000

Shareholders' Equity             66,002,000         60,088,000        51,461,000       47,862,000       42,644,000

(1)    On June 30, 1995 Prideco was merged with a unit of Energy Ventures, Inc.

CHRISTIANA COMPANIES, INC.
CORPORATE INFORMATION

 DIRECTORS
 SHELDON B. LUBAR, Chairman and Chief                            RAYMOND F. LOGAN, Vice President -- Real
   Executive Officer                                               Estate

 NICHOLAS F. BRADY, Chairman of Darby                            DAVID J. LUBAR, President, Lubar & Co.,
   Advisors, Inc.                                                  Incorporated

 PAUL A. CAMERON,  Corporate Director                            ALBERT O. NICHOLAS, President of Nicholas
                                                                   Company, Inc.

 WILLIAM T. DONOVAN, Executive Vice                              GARY R. SARNER,  President and Chief
   President and Chief Financial Officer                           Operating Officer



 OFFICERS

 SHELDON B. LUBAR, Chairman and Chief                            RAYMOND F. LOGAN, Vice President -- Real
   Executive Officer                                               Estate

 GARY R. SARNER, President and Chief                             BETTY J. WHITE, Treasurer, Controller and
   Operating Officer                                                Assistant Secretary

 WILLIAM T. DONOVAN, Executive Vice                              DAVID E. BECKWITH, Secretary
   President and Chief Financial Officer



 TRANSFER AGENT AND REGISTRAR                                    EXCHANGE LISTING


 Firstar Trust Company                                           Christiana Companies, Inc. common stock is listed on
 P.O. Box 2077                                                   the New York Stock Exchange (Symbol CST).
 Milwaukee, Wisconsin 53201

 ANNUAL MEETING                                                  CORPORATE HEADQUARTERS

 The Christiana Companies, Inc. Annual Meeting of                777 East Wisconsin Avenue
 Shareholders will be held at 9:00 a.m. on October 31,           Suite 3380
 1995, at the Galleria Conference Room, Firstar Center,          Milwaukee, WI 53202
 777 East Wisconsin Avenue, Milwaukee, Wisconsin. Proxy          Telephone:  (414) 291-9000
 material will be mailed to shareholders of record at            Facsimile:  (414) 291-9061
 September 15, 1995.

                           CHRISTIANA COMPANIES, INC.




                                    EXHIBITS


                  FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K


                        FISCAL YEAR ENDED JUNE 30, 1995

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                   BRIEF DESCRIPTION OF EXHIBIT


             3A Registrant's Articles of Incorporation as modified by Articles of Merger. Incorporated by reference to
                          Exhibit 19 of Registrant's Form 10-Q for the quarter ended September 30, 1992.


             3B Registrant's current bylaws. Incorporated by reference to Exhibit 19A of Registrant's Form 10-Q for the quarter ended September 30, 1992.


              9 Voting Trust Agreement dated December 29, 1992 among Sheldon B. Lubar, as voting trustee, et al. Incorporated by reference to Exhibit 9 of Registrant's Form 10-K for the year ended June 30, 1993.


            10A The Wiscold Asset Purchase Agreement, dated August 12, 1992, by and among The Christiana Companies, Inc., Tierrasanta, Inc., WI Acquisition Corp., Wiscold, Inc. and the equity holders of Wiscold, Inc. Incorporated by reference to Exhibit 2.1 of Registrant's Form 8-K dated September 15, 1992.


            10B The Wiscold Amendment No. 1 to Asset Purchase Agreement, dated August 18, 1992, by and among The Christiana Companies, Inc., Tierrasanta, Inc., WI Acquisition Corp., Wisconsin Refrigerated Services, Inc., Wiscold, Inc. and the equity holders of Wiscold, Inc. Incorporated by reference to Exhibit
                          2.2 of Registrant's Form 8-K dated September 15,
                          1992.


            10C The Wiscold Revolving Credit Agreement, dated as of September 1, 1992, by and among the WI Acquisition Corp., Tierrasanta, Inc., The Christiana Companies, Inc., Bank One, Milwaukee, N.A., Harris Trust and Savings Bank, First Bank Milwaukee, N.A. and Firstar Bank Milwaukee, N.A., as agent for the Banks.


            10D Registrant's 1985 Stock Option Plan, as amended to date. Incorporated by reference to Exhibit 10B to Registrant's Form 10-Q for quarter ended December 31, 1992.


            10E The TLC Group Agreement and Plan of Reorganization dated as of November 24, 1994 by and among Christiana Companies, Inc., TLC Acquisition Corp., TLC Group, Inc. and certain equity holders of TLC Group, Inc. Incorporated by reference to Exhibit 2.1 of Registrant's Form 8-K dated January 18, 1994.


            10F The Prideco, Inc. Agreement and Plan of Merger dated May 22, 1995 by and among Prideco, Inc., the equity holders of Prideco, Inc., Energy Ventures, Inc. and Grant Acquisition Company and Amendment No. 1 thereto. Incorporated by reference to Exhibits 2.1 and 2.2 of Registrant's Form 8-K dated July 17, 1995.


             19 Letter Agreement dated August 24, 1993 between Registrant and Raymond F. Logan. Incorporated by reference to Exhibit 19 of Registrant's Form 10-K for the year ended June 30, 1993.


             21           Registrant's Subsidiaries.


             27           Financial Data Schedule.


             28           Form 10-K of Energy Ventures, Inc. *

                          * To be filed when available.