Form 10-Q
period 1995-09-30
CHRISTIANA COMPANIES INC
filed 1995-11-13
CIK 20104

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q

/X/                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1995

                                       OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

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

        Yes __X__                 No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value                             5,195,630
        (Class)                             (Outstanding at November 10, 1995.)

Page 1 of 9 total pages                  No exhibits are filed with this report.

PART I - FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                               (Unaudited)          (Audited)
                                                                              September 30,          June 30,
                                                                                  1995                1995
                                                                              -------------        ------------
ASSETS:

     Cash and cash equivalents                                                $    194,000         $    375,000
     Short-term investments                                                      4,115,000            2,822,000
     Accounts receivable                                                        10,808,000           10,310,000
     Inventories                                                                   547,000              248,000
                                                                              ------------          -----------
         Total Current Assets                                                   15,664,000           13,755,000
                                                                              ------------         ------------

Long-Term Assets:
     Investment in Energy Ventures, Inc.                                        45,308,000           35,077,000
     Mortgage notes receivable                                                   3,340,000            3,205,000
     Rental properties, net                                                      3,114,000            3,610,000
     Fixed assets, net                                                          70,615,000           71,104,000
     Other assets                                                                7,983,000            8,182,000
                                                                              ------------         ------------
         Total Long-Term Assets                                                130,360,000          121,178,000
                                                                              ------------         ------------
                                                                              $146,024,000         $134,933,000
                                                                              ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
     Accounts payable                                                         $  4,230,000         $  2,774,000
     Accrued liabilities                                                         4,999,000            5,347,000
     Short term debt                                                               706,000            1,844,000
     Current portion of long-term debt                                           2,631,000            1,679,000
                                                                              ------------         ------------
         Total Current Liabilities                                              12,566,000           11,644,000
                                                                              ------------         ------------

Long-Term Liabilities:
     Long-term debt                                                             36,339,000           38,256,000
     Deferred federal and state income taxes                                    22,290,000           17,765,000
     Other liabilities                                                           1,214,000            1,266,000
                                                                              ------------         ------------
         Total Long-Term Liabilities                                            59,843,000           57,287,000
                                                                              ------------         ------------
         Total Liabilities                                                      72,409,000           68,931,000
                                                                              ------------         ------------
Shareholders' Equity:
Preferred stock                                                                     --                   --
Common stock, par value $1 per share;
     authorized 12,000,000 shares;
     issued 5,195,630                                                            5,196,000            5,196,000
Additional paid-in capital                                                      12,022,000           12,022,000
Unrealized investment gain, net of tax                                           8,128,000            1,909,000
Retained earnings                                                               48,269,000           46,875,000
                                                                              ------------         ------------
         Total Shareholders' Equity                                             73,615,000           66,002,000
                                                                              ------------         ------------
                                                                              $146,024,000         $134,933,000
                                                                              ============         ============

                See notes to consolidated financial statements.

                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                            Three Months Ended
                                                                              September 30,
                                                                       --------------------------------
                                                                            1995                1994
                                                                       -------------        ------------
Revenues:
    Product sales                                                       $   --               $12,900,000
    Warehousing, rental and related services                             19,937,000           19,169,000
                                                                        -----------          -----------
                                                                         19,937,000           32,069,000
                                                                        -----------          -----------
Costs and Expenses:
    Cost of product sales                                                   --                10,956,000
    Warehousing, rental and related expenses                             16,083,000           14,497,000
    Selling, general and administrative                                   1,801,000            2,643,000
                                                                        -----------          -----------
                                                                         17,884,000           28,096,000
                                                                        -----------          -----------

Earnings from Operations                                                  2,053,000            3,973,000

Other Income (Expense):
    Interest income                                                         128,000              293,000
    Interest expense                                                       (773,000)          (1,114,000)
    Gain on sales of real estate                                            840,000            1,437,000
    Other income (expense), net                                              42,000             (198,000)
                                                                        -----------        -------------
                                                                            237,000              418,000
                                                                        -----------        -------------
Earnings before income taxes
  and minority interest                                                   2,290,000            4,391,000

Income tax provision                                                        896,000            1,710,000
                                                                        -----------        -------------
Net earnings before minority interest                                     1,394,000            2,681,000

Minority interest                                                           --                  (166,000)
                                                                        -----------        ------------

Net Earnings                                                            $ 1,394,000         $  2,515,000
                                                                        ===========        =============

Net earnings per share                                                  $      0.27         $       0.46
                                                                        ===========         ============


Average number of shares outstanding                                      5,195,630            5,440,899

                See notes to consolidated financial statements.

                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                        Unrealized
                                        Common Stock                  Additional        Investment
                                 --------------------------            Paid-in            Gain,          Retained
                                   Shares          Amount              Capital          Net of Tax       Earnings
                                 ----------------------------------------------------------------------------------
Balance, June 30, 1994           5,440,899       $5,441,000         $18,217,000             --          $36,430,000

Repurchase of Stock               (245,269)        (245,000)         (6,195,000)            --               --


Change in unrealized
appreciation on EVI,
net of tax                           --               --                --               1,909,000           --

Net Earnings for the Year            --               --                --                  --           10,445,000

                                 ---------       ----------         -----------         ----------      -----------
Balance, June 30, 1995           5,195,630       $5,196,000         $12,022,000         $1,909,000      $46,875,000

Change in unrealized
appreciation on EVI,
net of tax                           --               --                --               6,219,000           --

Net earnings for the                 --               --                --                  --            1,394,000
three months ended
September 30, 1995
(unaudited)

                                 ---------       ----------         -----------         ----------      -----------
Balance, September 30, 1995      5,195,630       $5,196,000         $12,022,000         $8,128,000      $48,269,000
                                 =========       ==========         ===========         ==========      ===========



                See notes to consolidated financial statements.

                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)

                                                                                     Three Months Ended
                                                                                       September 30,
                                                                                ----------------------------
                                                                                  1995               1994
                                                                                --------           ---------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net earnings                                                                $1,394,000         $2,515,000
        Adjustments to reconcile net earnings to net
        cash provided by operating activities:
            Depreciation and amortization                                        1,936,000          1,977,000
            Gains on sales of real estate                                       (1,030,000)        (1,433,000)
            Deferred income tax expenses                                           513,000           (418,000)
            Minority interest in consolidated income of
              subsidiaries                                                           --               166,000
        Changes in assets and liabilities:
           (Increase) in accounts receivable                                      (784,000)        (4,103,000)
           (Increase) decrease in inventory                                       (299,000)            81,000
           Decrease in other assets                                                 69,000            122,000
           Increase in accounts payable
             and accrued liabilities                                             1,108,000          2,120,000
                                                                               -----------        -----------

Net cash provided by operating activities                                        2,907,000          1,027,000

CASH FLOW FROM INVESTING ACTIVITIES:
    (Increase) decrease in short-term investments                               (1,293,000)         1,180,000
    Capital expenditures                                                        (1,830,000)        (3,823,000)
    Proceeds from sale of assets                                                 2,273,000          2,777,000
    (Increase) in mortgages receivable                                            (135,000)          (365,000)
                                                                               -----------        -----------

Net cash (used in) investing activities                                           (985,000)          (231,000)

CASH FLOW FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) on credit lines                                 (1,139,000)         3,870,000
    Net payments of notes and loans payable                                       (964,000)        (2,727,000)
                                                                               -----------      -------------

Net cash provided by (used in) financing activities                             (2,103,000)         1,143,000
                                                                               -----------        -----------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                              (181,000)         1,939,000


BEGINNING CASH AND CASH EQUIVALENTS, July 1                                        375,000          3,929,000
                                                                               -----------         ----------

ENDING CASH AND CASH EQUIVALENTS, September 30                                 $   194,000          $5,868,000
                                                                               ===========          ==========
Supplemental disclosures of cash flow information:
    Interest paid                                                                  738,000           1,107,000
    Income taxes paid                                                               --                  --

                See notes to consolidated financial statements.

                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING POLICIES

The accompanying unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the results for the interim periods presented and should be read in conjunction with the Company's 1995 Annual Report.

NOTE 2 - PRO FORMA OPERATING RESULTS

On June 30, 1995, Prideco, Inc. ("Prideco"), a majority-owned subsidiary of the Company, merged with Grant Acquisition Company, a wholly-owned subsidiary of Energy Ventures, Inc. ("EVI"). In the merger, the Company's shares of Prideco were converted into 1,035,858 shares of Common Stock, $1.00 par value, of EVI. EVI's common stock is listed and traded on the New York Stock Exchange
(NYSE:EVI).   Accordingly, the individual accounts of Prideco have been
eliminated from the Company's June 30, 1995 Balance Sheet which reflects the effect of the merger. Prideco's results of operations are included in the Company's Consolidated Statement of Earnings through June 30, 1995, the date of the merger. Concurrently with the merger, the Company acquired an additional 912,873 shares of EVI common stock directly from EVI and the minority shareholders of Prideco for an aggregate cash price of $13,291,000.

The investment in EVI is classified as "available for sale". Investment securities classified as available for sale at September 30, 1995 are carried at fair value with fair value adjustments, net of their related income tax effects, reported as a component of shareholders' equity.

The following summarizes the unaudited consolidated pro forma operating results of the Company as if the merger of Prideco, Inc. had occurred as of July 1, 1994 the beginning of the periods.

                     (In thousands except per share data.)

                                                   Three Months Ended
                                                   September 30, 1994
                                                   ------------------
        Net Revenues                                     $19,169

        Net Earnings                                     $ 2,146

        Earnings per share                               $  0.39



Pro forma results are not necessarily indicative of results that would have occurred had the merger been made at July 1, 1994, or of results which may occur in the future.

ITEM 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

Operations

Christiana Companies consolidated revenues for the three months ended September 30, 1995 were $19,397,000 versus $32,069,000 reported for the comparable period a year ago. Revenues were lower this period due to the completed merger of Prideco with a unit of Energy Ventures, Inc. (NYSE:EVI) on June 30, 1995. Revenues attributable to Warehousing, Rental and Logistic services increased 4% to $19,937,000 in the first quarter fiscal 1996 compared with $19,169,000 for the same period last year. Revenue growth this quarter within this segment occurred at The TLC Group aided by increased warehousing capacity and marketing efforts directed at building dedicated transportation volume. Revenues at Wiscold were lower by 4% due to reduced vegetable freezing volume resulting from poor regional growing conditions this season.

Operating earnings for the quarter were $2,053,000 versus $3,973,000 generated in the comparable period a year ago. The reduction in operating earnings is primarily attributable to the absence of Prideco's operations this quarter and to a lesser extent reduced vegetable freezing volume at Wiscold.

Sales of 14 condominium homes were completed in the first quarter of fiscal 1996 which generated a pretax gain of $840,000 compared with sales of 20 homes in the same period last year which contributed pretax earnings of $1,437,000.

Consolidated net earnings for the quarter were $1,394,000 or $0.27 per share compared with $2,515,000 or $0.46 per share for the same period a year ago. Net earnings were lower this period due to six fewer home sales, reduced vegetable freezing volume, the absence of Prideco's operations due to its merger and reduced interest income resulting from the use of $13.3 million of interest earning short-term investments to fund the purchase of 912,873 shares of Energy Ventures, Inc. in connection with the Prideco transaction.

Financial Condition

Cash equivalents and short term investments totaled $4,309,000 as of September 30, 1995 compared with $3,197,000 at June 30, 1995, an increase of $1,112,000.
Cash provided by operating activities of $2,907,000 was attributable primarily to net earnings, depreciation, amortization and deferred taxes. Cash used in investing activities of $985,000 resulted from capital expenditures of $1,830,000 primarily attributable to warehousing and logistics operations and an increase of $1,293,000 in short term investments offset by proceeds from asset sales, primarily real estate, of $2,273,000 in this year's first fiscal quarter.

On September 30, 1995, Christiana held for investment 1,948,731 shares of EVI which represented approximately a 10.5% ownership interest. On September 30, 1995 EVI's share price was $23.25 giving Christiana's holdings a market value of $45,308,000. Unrealized appreciation of this investment, before tax, increased $10,231,000 in the quarter to $13,449,000 as of September 30, 1995. At quarter end, unrealized investment gain, net of tax totaled $8,128,000.

Christiana's operating units have capital commitments to construct new distribution oriented warehousing capacity. Wiscold is constructing a new 3.5 million cubic foot refrigerated distribution center in Rochelle, Illinois with an expected cost of $11.5 million. The new facility is being built on company owned property at the site of its existing 10.6 million cubic foot refrigerated distribution center. This facility is expected to be completed and operational in the fourth quarter of fiscal 1996.

The TLC Group is expanding its newest dry distribution center in Zeeland, Michigan by 106,000 sq. ft. When completed during the third quarter of fiscal 1996, this facility will total 220,000 sq. ft. of dry distribution capacity. Construction costs of this expansion are expected to be $2.3 million.

The construction of these facilities is expected to be funded primarily by subsidiary issued term debt.

PART II - OTHER INFORMATION

Item 1.   Not applicable.

Item 2.   Not applicable.

Item 3.   Not applicable.

Item 4. Registrant's annual meeting of shareholders was held October 31, 1995. All nominees to the Board of Directors were re-elected:
          Nicholas F. Brady, Paul A. Cameron, William T. Donovan, Raymond
          F. Logan, David J. Lubar, Sheldon B. Lubar, Albert O. Nicholas and Gary R. Sarner.

          At the Registrant's annual meeting the shareholders approved the 1995 Stock Option Plan. Incorporated by reference to the 1995 Proxy Statement.

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          None

SIGNATURES:

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CHRISTIANA COMPANIES, INC.
                                              (Registrant)


Date:  November 10, 1995
                                                   /s/ Sheldon B. Lubar
                                                   ----------------------------
                                                   Sheldon B. Lubar
                                                   Chairman and
                                                   Chief Executive Officer





Date:  November 10, 1995
                                                   /s/ William T. Donovan
                                                   ----------------------------
                                                   William T. Donovan
                                                   Executive Vice President and
                                                   Chief Financial Officer