Form 10-Q
period 1995-12-31
CHRISTIANA COMPANIES INC
filed 1996-02-09
CIK 20104

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

/x/               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended December 31, 1995

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from ________ to ________

                         Commission File Number 1-3846

                           CHRISTIANA COMPANIES, INC.


            (Exact name of registrant as specified in its charter.)

         Wisconsin                                        95-1928079
(State of Incorporation)                       (IRS Employer Identification No.)

777 East Wisconsin Avenue, Suite 3380, Milwaukee, Wisconsin         53202
     (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code    (414)  291-9000
                                                      ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                  No
             -----                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value                               5,186,630
----------------------------                   ---------------------------------
         (Class)                               (Outstanding at February 9, 1996)

Page 1 of 10 total pages                 No exhibits are filed with this report.

PART I - FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                   (Unaudited)          (Audited)
                                                                   December 31,           June 30,
                                                                        1995                1995
                                                                    ------------        ------------
ASSETS:
     Cash and cash equivalents                                     $   4,916,000              375,000
     Short-term investments                                              293,000            2,822,000
     Accounts receivable                                              11,014,000           10,310,000
     Inventories                                                         989,000              248,000
                                                                    ------------          -----------

         Total Current Assets                                         17,212,000           13,755,000
                                                                    ------------         ------------

Long-Term Assets:
     Investment in Energy Ventures, Inc.                              49,205,000           35,077,000
     Mortgage notes receivable                                         3,045,000            3,205,000
     Rental properties, net                                            2,740,000            3,610,000
     Fixed assets, net                                                72,039,000           71,104,000
     Other assets                                                      7,808,000            8,182,000
                                                                    ------------         ------------

         Total Long-Term Assets                                      134,837,000          121,178,000
                                                                    ------------         ------------

                                                                    $152,049,000         $134,933,000
                                                                    ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
     Accounts payable                                               $  4,348,000         $  2,774,000
     Accrued liabilities                                               5,121,000            5,347,000
     Short term debt                                                   1,479,000            1,844,000
     Current portion of long-term debt                                 3,181,000            1,679,000
                                                                    ------------         ------------

         Total Current Liabilities                                    14,129,000           11,644,000
                                                                    ------------         ------------

Long-Term Liabilities:
     Long-term debt                                                   35,950,000           38,256,000
     Deferred federal and state income taxes                          24,140,000           17,765,000
     Other liabilities                                                 1,568,000            1,266,000
                                                                    ------------         ------------
         Total Long-Term Liabilities                                  61,658,000           57,287,000
                                                                    ------------         ------------
         Total Liabilities                                            75,787,000           68,931,000
                                                                    ------------         ------------

Shareholders' Equity:
Preferred stock                                                           --                   --
Common stock, par value $1 per share;
     authorized 12,000,000 shares;
     issued 5,195,630                                                  5,196,000            5,196,000
Additional paid-in capital                                            12,022,000           12,022,000
Less:  Treasury Stock                                                   (211,000)              --
Unrealized investment gain, net of tax                                10,498,000            1,909,000
Retained earnings                                                     48,757,000           46,875,000
                                                                    ------------         ------------

         Total Shareholders' Equity                                   76,262,000           66,002,000
                                                                    ------------         ------------

                                                                    $152,049,000         $134,933,000
                                                                    ============         ============

                See notes to consolidated financial statements.

                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                            SIX MONTHS ENDED                         THREE MONTHS ENDED
                                                              DECEMBER 31,                               DECEMBER 31,
                                                     --------------------------------          ---------------------------------
                                                          1995              1994                 1995                   1994
                                                     -------------        -----------          ----------            -----------
 Revenues:
    Product sales
    Warehousing, rental and                         $     -               $25,690,000         $      -               $12,790,000
         related services                            39,588,000            36,577,000          19,651,000             17,408,000
                                                    -----------           -----------         -----------            -----------
                                                     39,588,000            62,267,000          19,651,000             30,198,000
                                                    -----------           -----------         -----------            -----------

 Costs and Expenses:
    Cost of product sales                                 -                21,891,000                -                10,935,000
    Warehousing, rental and related
         expenses                                    32,820,000            28,598,000          16,737,000             14,101,000
    Selling, general and
         administrative                               3,662,000             5,450,000           1,861,000              2,807,000
                                                    -----------           -----------         -----------            -----------
                                                     36,482,000            55,939,000          18,598,000             27,843,000
                                                    -----------           -----------         -----------            -----------

 Earnings from Operations                             3,106,000             6,328,000           1,053,000              2,355,000

 Other Income (Expense):
    Interest income                                     271,000               512,000             142,000                219,000
    Interest expense                                 (1,532,000)           (2,411,000)           (758,000)            (1,297,000)
    Gain on sales of real estate                      1,314,000             2,081,000             474,000                644,000
    Other income (expenses), net                        (25,000)             (269,000)            (67,000)               (71,000)
                                                    -----------           -----------         -----------            -----------
                                                         28,000               (87,000)           (209,000)              (505,000)
                                                    -----------           -----------         -----------            -----------

 Earnings before income taxes
    and minority interest                             3,134,000             6,241,000             844,000              1,850,000

 Income tax provision                                 1,251,000             2,403,000             355,000                693,000
                                                    -----------           -----------         -----------            -----------

 Net earnings before
    minority interest                                 1,883,000             3,838,000             489,000              1,157,000

 Minority interest                                        -                  (293,000)               -                  (127,000)
                                                    -----------           -----------         -----------            -----------


 Net Earnings                                       $ 1,883,000           $ 3,545,000         $   489,000            $ 1,030,000
                                                    ===========           ===========         ===========            ===========

 Net earnings per share                                  $0.36                 $0.66                $0.09                  $0.20
                                                    ===========           ===========         ===========            ===========

 Average number of
    shares outstanding                                5,194,065             5,354,955           5,195,200              5,269,010





                See notes to consolidated financial statements.

                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                                                                         UNREALIZED
                                              COMMON STOCK                             ADDITIONAL        INVESTMENT
                                       -----------------------        TREASURY           PAID-IN           GAIN,           RETAINED
                                       SHARES           AMOUNT         STOCK             CAPITAL        NET OF TAX         EARNINGS
                                       ------           ------        --------         ----------       -----------        --------
Balance, June 30, 1994              5,440,899          $5,441,000         -           $18,217,000            --         $36,430,000

Repurchase of Stock                  (245,269)           (245,000)        -            (6,195,000)           --               --

Change in unrealized appreciation
on EVI, net of tax                      --                --              -                 --            1,909,000           --

Net Earnings for the Year               --                --              -                 --               --          10,445,000

Balance, June 30, 1995              5,195,630          $5,196,000         -           $12,022,000        $1,909,000     $46,875,000

Change in unrealized appreciation
on EVI, net of tax                       -                 -              -                 --            8,589,000           --

Purchase of Treasury stock               -                 -           (211,000)             -                                --

Net earnings for the six months
ended December 31, 1995 (unaudited)      -                 -              -                  -               --           1,882,000

                                   ------------------------------------------------------------------------------------------------
Balance, December 31, 1995          5,195,630          $5,196,000     $(211,000)      $12,022,000       $10,498,000     $48,757,000
                                   ================================================================================================





                See notes to consolidated financial statements.

                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)

                                                                                   Six Months Ended
                                                                                      December 31,
                                                                                  ----------------------
                                                                                 1995               1994
                                                                              --------           ---------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net earnings                                                             $1,883,000         $ 3,545,000
         Adjustments to reconcile net earnings to net
         cash provided by operating activities:
            Depreciation and amortization                                      3,556,000           4,010,000
            Gains on sales of assets                                          (1,520,000)         (2,139,000)
            Deferred income tax expenses                                         835,000              51,000
            Minority interest in
              consolidated income of
              subsidiaries                                                         --                293,000
         Changes in assets and liabilities:
            (Increase) in accounts receivable                                   (704,000)           (763,000)
            (Increase) decrease in inventory                                    (741,000)            440,000
            Decrease in other assets                                             283,000             656,000
            Increase in accounts payable
              and accrued liabilities                                          1,348,000             719,000
                                                                             -----------         -----------

Net cash provided by operating activities                                      4,940,000           6,812,000

CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                                              4,137,000           4,235,000
     (Increase) decrease in mortgage notes receivable                            160,000            (436,000)
     Decrease in short-term investments                                        2,529,000           6,609,000
     Capital expenditures                                                     (5,846,000)         (7,870,000)
                                                                             -----------         -----------

Net cash provided by investing activities                                        980,000           2,538,000

CASH FLOW FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) on long-term notes
         and credit lines                                                        898,000           4,620,000
     Payments of notes and loans payable                                      (2,066,000)         (5,003,000)
     Stock repurchase                                                           (211,000)         (6,091,000)
                                                                            ------------       -------------

Net cash provided by (used in) financing activities                           (1,379,000)         (6,474,000)
                                                                             -----------        ------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                          4,541,000           2,876,000


BEGINNING CASH AND CASH EQUIVALENTS, July 1                                      375,000           3,929,000
                                                                             -----------          ----------


ENDING CASH AND CASH EQUIVALENTS, December 31                                $ 4,916,000          $6,805,000
                                                                             ===========          ==========


Supplemental disclosures of cash flow information:
     Interest paid                                                           $ 5,134,000         $ 2,005,000
     Income taxes paid                                                       $   600,000         $ 1,950,000





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

The investment in EVI is classified as "available for sale". Investment securities classified as available for sale at December 31, 1995 are carried at fair value with fair value adjustments, net of their related income tax effects, reported as a component of shareholders' equity.

The following summarizes the unaudited consolidated pro forma operating results of the Company as if the merger of Prideco, Inc. had occurred as of July 1, 1994 the beginning of the periods.

                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                 DECEMBER 31, 1994           DECEMBER 31, 1994
                                 -------------------         -----------------
     Net Revenues                       $17,408                 $36,577

     Net Earnings                       $   722                 $ 2,868

     Earnings per share                 $  0.14                 $  0.54


Pro forma results are not necessarily indicative of results that would have occurred had the merger been made at July 1, 1994, or of results which may occur in the future.

ITEM 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

Operations

Christiana Companies consolidated revenues for the three months ended
December 31, 1995 were $19,651,000 versus $30,198,000 reported for the comparable period a year ago. Revenues were lower this period due to the completed merger of Prideco with a unit of Energy Ventures, Inc. (NYSE:EVI) on June 30, 1995. Revenues attributable to Refrigerated Warehousing and Logistics
increased 13%   or $2,243,000 in the first quarter fiscal 1996 compared with
$17,408,000 for the same period last year. Revenue growth this quarter within this segment occurred due to increased storage and handling volume at Wiscold, particularly at its largest facility in Rochelle, Illinois and growth in transportation and international freight forwarding services at The TLC Group.

Operating earnings for the quarter were $1,053,000 versus $2,355,000 generated in the comparable period a year ago. The reduction in operating earnings is primarily attributable to the absence of Prideco's operations this quarter and to a lesser extent reduced margins in Refrigerated Warehousing and Logistics. Operating margins of the Refrigerated Warehousing and Logistics segment were lower due to higher unused capacity at certain warehouses and higher start-up labor expense associated with new high volume distribution accounts.

Sales of 10 condominium homes were completed in the second quarter of fiscal 1996 which generated a pretax gain of $474,000 compared with sales of 10 homes in the same period last year which contributed pretax earnings of $644,000. Sales this year tended to be lower-priced homes, resulting in a lower gross profit.

Consolidated net earnings for the quarter were $489,000 or $0.09 per share compared with $1,030,000 or $0.20 per share for the same period a year ago. Net earnings were lower this period due to reduced margins in Refrigerated Warehousing and Logistics, sales of less expensive homes, and the absence of Prideco's operations due to its merger.

In the second quarter, Christiana generated $2,602,000 of after-tax cash flow from operations.

For the first six months of fiscal 1996 Christiana Companies consolidated revenues were $39,588,000 versus $62,267,000 for the comparable period last year. Refrigerated Warehousing and Logistics revenue increased 8% when compared to $36,577,000 for the same period a year ago due to growth at TLC in warehousing, transportation and international services. Wiscold's revenues were in line year to year, but due to a poor vegetable harvest in the first quarter of fiscal 1996 vegetable freezing services this year were reduced resulting in lower operating margins. For the six month period ended
December 31, 1995, Refrigerated Warehousing and Logistics contributed $1,436,000 or $0.28 per share versus $2,031,000 or $0.38 per share in the comparable period last year.

For the six months ended December 31, 1995, sales of 24 homes were completed generating net earnings of $788,000 or $0.15 per share. That compares with sales of 30 homes in the same period last year which contributed net earnings of $1,249,000 or $0.23 per share.

As of December 31, 1995, Christiana had 58 units available for sale in the Tierrasanta region of San Diego, California. In December, Christiana agreed to sell 16 homes which are currently in the rental pool to an investor. This sale, which is scheduled for completion in the third quarter, will transfer the homes in an "as is" condition, eliminating refurbishment expense.

In the six month period, Christiana generated $6,274,000 of after-tax cash flow from operations.

Financial Condition

Cash equivalents and short term investments totaled $5,209,000 as of December 31, 1995 compared with $3,197,000 at June 30, 1995, an increase of $2,012,000. Cash provided by operating activities of $4,940,000 was attributable primarily to net earnings, depreciation, amortization and deferred taxes. Cash used in investing activities of $980,000 resulted from capital expenditures of $5,846,000 primarily attributable to warehousing and logistics operations, offset by a decrease of $2,529,000 in short term investments and proceeds from asset sales, primarily real estate, of $4,137,000.

On December 31, 1995, Christiana held for investment 1,948,731 shares of EVI which represented approximately a 10.5% ownership interest. On December 31, 1995 EVI's share price was $25.25 giving Christiana's holdings a market value of $49,205,000. Unrealized appreciation of this investment, before tax, increased $3,900,000 in the second quarter to $17,300,000 as of December 31, 1995. At quarter end, unrealized investment gain, net of tax totaled $10,498,000.

Christiana's operating units have capital commitments to construct new distribution oriented warehousing capacity. Wiscold is constructing a new
3.5 million cubic foot refrigerated distribution center in Rochelle, Illinois with an expected cost of $11.5 million. The new facility is being built on company owned property at the site of its existing 10.6 million cubic foot refrigerated distribution center. This facility is expected to be completed and operational early in the fourth quarter of fiscal 1996. At December 31, 1995, $1.1 million had been expended, with a commitment of an estimated $10.4 million remaining.

The TLC Group is expanding its newest dry distribution center in Zeeland,
Michigan by 106,000 sq. ft.   When completed during the third quarter of fiscal
1996, this facility will total 220,000 sq. ft. of dry distribution capacity. Construction costs of this expansion are expected to be $2.3 million, of which $0.6 million was spent through December 31, 1995.

The construction of these facilities is expected to be funded primarily by subsidiary issued term debt.

New Accounting Standard

In 1995, the Financial Accounting Standards Board issued FASB No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation. The company plans to adopt only the pro forma disclosure requirements of this statement, and to continue to apply the accounting provisions of Opinion 25 to stock-based employee compensation arrangements, as is allowed by the statement. This disclosure will be effective with the June 30, 1997 financial statements.

PART II - OTHER INFORMATION

Item 1.       Not applicable.
------

Item 2.       Not applicable.
------

Item 3.       Not applicable.
------

Item 4.       See Item 4 of Form 10-Q for quarter ended 9/30/95.
------

Item 5.       Not applicable.
------

Item 6.       Exhibits and Reports on Form 8-K
------        --------------------------------

              None

SIGNATURES:

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CHRISTIANA COMPANIES, INC.
                                                    (Registrant)





Date:  February 9, 1996
                                                    /s/ Sheldon B. Lubar
                                                    -------------------------

                                                    Sheldon B. Lubar
                                                    Chairman and
                                                    Chief Executive Officer





Date:  February 9, 1996
                                                    /s/ William T. Donovan
                                                    -------------------------

                                                    William T. Donovan
                                                    Executive Vice President and
                                                    Chief Financial Officer