Form 10-Q
period 1996-03-31
CHRISTIANA COMPANIES INC
filed 1996-05-07
CIK 20104

                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

/X/              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1996

                                       OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from        to
                                               ------    -----
                         Commission File Number 1-3846


                           CHRISTIANA COMPANIES, INC.
            (Exact name of registrant as specified in its charter.)


      Wisconsin                               95-1928079
(State of Incorporation)                      (IRS Employer Identification No.)



777 East Wisconsin Avenue, Suite 3380, Milwaukee, Wisconsin         53202
        (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code    (414)  291-9000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X    No
         ----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock $1.00 par value                            5,186,630
- --------------------------------           --------------------------------
        (Class)                                 (Outstanding at May 7, 1996)

Page 1 of 10 total pages              No exhibits are filed with this report.

   PART I - FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS


                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                           (Unaudited)     (Audited)
                                                             March 31,      June 30,
                                                               1996           1995
                                                            -----------  ------------
ASSETS:

   Cash and cash equivalents                                $ 5,079,000       375,000
   Short-term investments                                       293,000     2,822,000
   Accounts receivable and other current assets              10,709,000    10,310,000
   Inventories                                                  913,000       248,000
                                                           ------------  ------------

     Total Current Assets                                    16,994,000    13,755,000
                                                           ------------  ------------

Long-Term Assets:
   Investment in Energy Ventures, Inc.                       51,885,000    35,077,000
   Mortgage notes receivable                                  2,963,000     3,205,000
   Rental properties, net                                     1,985,000     3,610,000
   Fixed assets, net                                         78,406,000    71,104,000
   Other assets                                               7,610,000     8,182,000
                                                           ------------  ------------

     Total Long-Term Assets                                 142,849,000   121,178,000
                                                           ------------  ------------

                                                           $159,843,000  $134,933,000
                                                           ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
   Accounts payable                                          $5,011,000    $2,774,000
   Accrued liabilities                                        4,305,000     5,347,000
   Short term debt                                              676,000     1,844,000
   Current portion of long-term debt                          1,758,000     1,679,000
                                                           ------------  ------------

     Total Current Liabilities                               11,750,000    11,644,000
                                                           ------------  ------------

Long-Term Liabilities:
   Long-term debt                                            42,996,000    38,256,000
   Deferred Federal and state income taxes                   25,338,000    17,765,000
   Other liabilities                                          1,207,000     1,266,000
                                                           ------------  ------------
     Total Long-Term Liabilities                             69,541,000    57,287,000
                                                           ------------  ------------
     Total Liabilities                                       81,291,000    68,931,000
                                                           ------------  ------------

Shareholders' Equity:
Preferred stock                                                      --            --
Common stock, par value $1 per share;
   authorized 12,000,000 shares;
   issued 5,195,630                                           5,196,000     5,196,000
Additional paid-in capital                                   12,022,000    12,022,000
Less:  Treasury Stock                                         (211,000)            --
Unrealized investment gain, net of tax                       12,127,000     1,909,000
Retained earnings                                            49,418,000    46,875,000
                                                           ------------  ------------

     Total Shareholders' Equity                              78,552,000    66,002,000
                                                           ------------  ------------
                                                           $159,843,000  $134,933,000
                                                           ============  ============

                See notes to consolidated financial statements.

                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                         NINE MONTHS ENDED                        THREE MONTHS ENDED
                                              MARCH 31,                                MARCH 31,
                                ---------------------------------            --------------------------------
                                    1996                 1995                     1996              1995
                                -------------        ------------            ------------       -------------
Revenues:
  Product sales
  Warehousing, rental and        $         -          $39,911,000            $         -          $14,221,000
     related services             59,004,000           53,933,000             19,416,000           17,356,000
                                 -----------          -----------            -----------          -----------
                                  59,004,000           93,844,000             19,416,000           31,577,000
                                 -----------          -----------            -----------          -----------
Costs and Expenses:
  Cost of product sales                    -           34,066,000                      -           12,175,000
  Warehousing, rental and related
     expenses                     49,569,000           43,057,000             16,749,000           14,459,000
  Selling, general and
     administrative                5,519,000            8,386,000              1,857,000            2,936,000
                                 -----------          -----------            -----------          -----------
                                  55,088,000           85,509,000             18,606,000           29,570,000
                                 -----------          -----------            -----------          -----------
Earnings from Operations           3,916,000            8,335,000                810,000            2,007,000

Other Income (Expense):
  Interest income                    403,000              746,000                132,000              234,000
  Interest expense                (2,309,000)          (3,634,000)              (777,000)          (1,223,000)
  Gain on sales of real estate     2,352,000            2,580,000              1,038,000              499,000
  Other income (expenses), net      (123,000)            (361,000)               (98,000)             (92,000)
                                 -----------          -----------            -----------          -----------
                                     323,000            (669,000)                295,000            (582,000)
                                 -----------          -----------            -----------          -----------
Earnings before income taxes
  and minority interest            4,239,000            7,666,000              1,105,000            1,425,000
Income tax provision               1,696,000            2,915,000                445,000              512,000
                                 -----------          -----------            -----------          -----------
Net earnings before
  minority interest                2,543,000            4,751,000                660,000              913,000
Minority interest                          -             (465,000)                      -            (172,000)
                                 -----------           ----------            -----------          ----------
Net Earnings                     $ 2,543,000           $4,286,000            $   660,000          $   741,000
                                 ===========           ==========            ===========          ===========
Net earnings per share           $      0.49           $     0.81            $      0.13          $      0.14
                                 ===========           ==========            ===========          ===========
Average number of
  shares outstanding               5,191,605            5,302,622              5,186,630            5,195,630

     See notes to consolidated financial statements.

                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                                                                                     UNREALIZED
                                          COMMON STOCK                                ADDITIONAL     INVESTMENT
                                   -----------------------------        TREASURY      PAID-IN          GAIN,      RETAINED
                                      SHARES            AMOUNT             STOCK       CAPITAL       NET OF TAX    EARNINGS
                                   ----------          ---------       -----------   ------------   -----------   ------------
Balance, June 30, 1994              5,440,899         $5,441,000               --     $18,217,000            --    $36,430,000

Repurchase of Stock                  (245,269)          (245,000)              --      (6,195,000)           --             --

Change in unrealized appreciation
on EVI, net of tax                          --                --               --              --     1,909,000             --

Net Earnings for the Year                   --                --               --              --            --     10,445,000
                                     -----------------------------------------------------------------------------------------
Balance, June 30, 1995               5,195,630        $5,196,000               --     $12,022,000    $1,909,000    $46,875,000

Change in unrealized appreciation
on EVI, net of tax                          --                --               --              --    10,218,000             --

Purchase of Treasury stock                  --                --         (211,000)             --

Net earnings for the nine months
ended March 31, 1996 (unaudited)            --                --               --              --            --      2,543,000
                                     -----------------------------------------------------------------------------------------
Balance, March 31, 1996              5,195,630        $5,196,000        $(211,000)    $12,022,000   $12,127,000    $49,418,000
                                     =========================================================================================

                See notes to consolidated financial statements.

                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)


                                                        Nine Months Ended
                                                            March 31,
                                                     ------------------------
                                                        1996         1995
                                                     -----------  -----------
  CASH FLOW FROM OPERATING ACTIVITIES:
     Net earnings                                    $2,543,000   $4,286,000
       Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation and amortization                5,316,000    6,044,000
         Gains on sales of assets                    (2,589,000)  (2,694,000)
         Deferred income tax expenses                   983,000       71,000
         Minority interest in consolidated income
          of subsidiaries                                    --      465,000
     Changes in assets and liabilities:
         (Increase) in accounts receivable             (757,000)  (1,187,000)
         (Increase) decrease in inventory              (665,000)   1,720,000
         Decrease in other assets                       331,000      719,000
         Increase in accounts payable
            and accrued liabilities                   1,149,000      141,000
                                                     ----------  -----------
  Net cash provided by operating activities           6,311,000    9,565,000

  CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                     7,010,000    5,595,000
     Decrease in mortgage notes receivable              242,000      148,000
     Decrease in short-term investments               2,529,000    6,539,000
     Capital expenditures                           (14,829,000)  (9,194,000)
                                                   ------------  -----------
 Net cash (used in) provided by investing
   activities                                        (5,048,000)   3,088,000

 CASH FLOW FROM FINANCING ACTIVITIES:
    Net borrowings on long-term notes
       and credit lines                               3,652,000    1,370,000
    Payments of notes and loans payable                      --   (6,227,000)
    Stock repurchase                                   (211,000)  (3,805,000)
                                                    -----------  -----------
  Net cash provided by (used in) financing
    activities                                        3,441,000   (8,662,000)
                                                     ----------  -----------
  NET INCREASE IN CASH AND CASH EQUIVALENTS           4,704,000    3,991,000

  BEGINNING CASH AND CASH EQUIVALENTS, July 1           375,000    3,929,000
                                                     ----------  -----------

  ENDING CASH AND CASH EQUIVALENTS, March 31         $5,079,000   $7,920,000
                                                     ==========  ===========

  Supplemental disclosures of cash flow information:
     Interest paid                                   $2,195,000   $3,620,000
     Income taxes paid                               $1,737,000   $2,066,000






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

The investment in EVI is classified as "available for sale". Investment securities classified as available for sale at March 31, 1996 are carried at fair value with fair value adjustments, net of their related income tax effects, reported as a component of shareholders' equity.

The following summarizes the unaudited consolidated pro forma operating results of the Company as if the merger of Prideco, Inc. had occurred as of July 1, 1994 the beginning of the periods.


                         THREE MONTHS ENDED     NINE MONTHS ENDED
                           MARCH 31, 1995         MARCH 31, 1995
                         -------------------    -----------------
Net Revenues                   $17,356               $53,933

Net Earnings                   $   375               $ 3,270

Earnings per share             $  0.07               $  0.62

Pro forma results are not necessarily indicative of results that would have occurred had the merger been made at July 1, 1994, or of results which may occur in the future.

ITEM 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS
Operations

Christiana Companies consolidated revenues for the nine months ended March 31, 1996 were $19,416,000 versus $31,577,000 reported for the comparable period a year ago. The decline in revenues is entirely attributable to the merger of Prideco which had revenues of $14,221,000 in last year's comparable period. Revenues of Refrigerated Warehousing and Logistics increased 12% to $19,416,000 in the third quarter of fiscal 1996 compared to $17,356,000 for the same period last year. Revenue growth within this segment occurred due to increased storage and handling volume at Wiscold, particularly at its largest facility in Rochelle, Illinois, new capacity added at TLC's facilities in Zeeland, Michigan and growth in logistic and international freight forwarding services.

Selling, general and administrative expenses are down $1,048,000 in the quarter compared to the previous year, of which approximately $950,000 is attributable to the deconsolidation of Prideco. For the first nine months of fiscal 1996, $2,800,000 of the $2,866,000 decrease in SG&A expense is due to the absence of Prideco.

Operating earnings for the quarter were $810,000 versus $2,007,000 generated in the comparable period a year ago. The reduction in operating earnings is primarily attributable to the absence of Prideco's operations which contributed operating earnings of $1,068,000 in last year's third quarter, and to a lesser extent, reduced margins in Refrigerated Warehousing and Logistics. Operating margins of the Refrigerated Warehousing and Logistics segment were lower due to higher unused capacity at certain warehouses, lower utilization of equipment, and increased operating costs in the transportation segment.

Sales of 26 condominium homes were completed in the third quarter of fiscal 1996 which generated net earnings of $623,000 or $0.12 per share compared with sales of 9 homes in the same period last year which contributed net earnings of $299,000 or $0.06 per share. Sales this year tended to be lower-priced homes, resulting in a lower gross profit. In addition, 16 homes were sold to a single buyer in an "as is" condition, thereby avoiding refurbishment expenses.

Consolidated net earnings for the quarter were $660,000 or $0.13 per share compared with $741,000 or $0.14 per share for the same period a year ago. Net earnings were lower this period due to the absence of Prideco's operations which contributed net earnings of $245,000 in last year's third quarter, reduced margins in Refrigerated Warehousing and Logistics offset by increased sales of condominium homes.

For the first nine months of fiscal 1996, Christiana Companies consolidated revenues were $59,004,000 versus $93,844,000 for the comparable period last year. The decline in revenues this period is due to the merger of Prideco which had revenues of $39,911,000 in the first nine months of fiscal 1995. Refrigerated Warehousing and Logistics revenue increased 9% when compared to $53,933,000 for the same period a year ago due to growth at TLC in warehousing, logistic and international services. Wiscold's revenues were in line year to year, but due to a poor vegetable harvest in the first quarter of fiscal 1996 vegetable freezing services this year were reduced resulting in lower operating margins. For the nine month period ended March 31, 1996, Refrigerated Warehousing and Logistics contributed $1,638,000 or $0.31 per share versus $2,299,000 or $0.43 per share in the comparable period last year.

For the nine months ended March 31, 1996, sales of 50 homes were completed which generated net earnings of $1,410,000 or $0.27 per share compared to sales of 39 homes in the same period last year which contributed net earnings of $1,548,000 or $0.29 per share. Net earnings per unit were lower in fiscal 1996 due primarily to the bulk sale of 16 homes and higher refurbishment expenses due to sales of older units.

Financial Condition

Cash equivalents and short term investments totaled $5,372,000 as of March 31, 1996 compared with $3,197,000 at June 30, 1995, an increase of $2,175,000.
Cash provided by operating activities of $6,311,000 was primarily attributable to net earnings, depreciation, and higher deferred taxes. Cash used in investing activities of $5,048,000 resulted from capital expenditures of $14,829,000 offset by a decrease of $2,529,000 in short term investments and asset sales, which included real estate of $5,594,000 and transportation equipment of $1,416,000. Capital expenditures in the period of $14.8 million were comprised primarily of costs incurred to date in the construction of two warehouse facilities ($8.9 million), new transportation equipment ($4.2 million) and real estate refurbishments ($1.7 million).

Working capital at March 31, 1996 totaled $5,244,000 reflecting an increase of $3,133,000 from June 30, 1995 due primarily to cash flow generated by real estate sales.

On March 31, 1996, Christiana held for investment 1,948,731 shares of EVI which represented a 10.5% ownership interest. On March 31, 1996 EVI's share price was $26.625 giving Christiana's holdings a market value of $51,885,000. Unrealized appreciation of this investment, before tax, increased $2,680,000 in the third quarter to $19,980,000 as of March 31, 1996. At quarter end, unrealized investment gain, net of tax totaled $12,127,000.

Christiana's operating units have capital commitments to construct new distribution oriented warehousing capacity. Wiscold is constructing a new 3.5 million cubic foot refrigerated distribution center in Rochelle, Illinois with an expected cost of $11.5 million. The new facility is being built on company owned property at the site of its existing 10.6 million cubic foot refrigerated distribution center. This facility is expected to be completed and operational early in the fourth quarter of fiscal 1996. At March 31, 1996, $7.8 million had been expended.

The TLC Group is expanding its newest dry distribution center in Zeeland, Michigan by 106,000 sq. ft. When completed during the fourth quarter of fiscal 1996, this facility will total 220,000 sq. ft. of dry distribution capacity. Construction costs of this expansion are expected to be $2.3 million, of which $1.2 million was spent through March 31, 1996.

The construction of these facilities is expected to be funded by internal cash flow and subsidiary issued term debt.

New Accounting Standard

In 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation. The Company plans to adopt only the pro forma disclosure requirements of this statement, and to continue to apply the accounting provisions of Opinion 25 to stock-based employee compensation arrangements, as is allowed by the Statement. This disclosure will be effective with the June 30, 1997 financial statements.

PART II - OTHER INFORMATION


Item 1.       Not applicable.
- -------

Item 2.       Not applicable.
- -------

Item 3.       Not applicable.
- -------

Item 4.       See Item 4 of Form 10-Q for quarter ended 9/30/95.
- -------

Item 5.       Not applicable.
- -------

Item 6.       Exhibits and Reports on Form 8-K
- -------
              None

SIGNATURES:

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CHRISTIANA COMPANIES, INC.
                                                  (Registrant)





Date:  May 7, 1996

                                                 /s/ Sheldon B. Lubar
                                                 -------------------------------
                                                 Sheldon B. Lubar
                                                 Chairman and
                                                 Chief Executive Officer





Date:  May 7, 1996

                                                 /s/ William T. Donovan
                                                 -------------------------------
                                                 William T. Donovan
                                                 Executive Vice President and
                                                 Chief Financial Officer