Form 10-K405/A
period 1995-06-30
CHRISTIANA COMPANIES INC
filed 1996-07-19
CIK 20104

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-K/A
                          Amendment No. 1 to Form 10-K

   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

             For the fiscal year ended June 30, 1995

                                       OR

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from            to

                          Commission file number 1-3846

                            CHRISTIANA COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

        A Wisconsin Corporation                      95-1928079
   (State of other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

   777 East Wisconsin Avenue, Suite 3380, Milwaukee, Wisconsin      53202
   (Address of principal executive office)                         (Zip Code)


   Registrant's telephone number, including area code    (414) 291-9000

   Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class         Name of Each Exchange on Which Registered
   Common Stock - $1.00 par Value         New York Stock Exchange

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

   The aggregate market value (based on September 15, 1995 closing price) of voting stock less stock owned by all executive officers and directors as a group: $49,409,882.50

   Number of Shares of Common Stock Outstanding at September 15, 1995;
   5,195,630

   Documents incorporated by reference:
        Registrant's definitive Proxy Statement for its 1995 annual meeting of shareholders to be held on October 31, 1995, is incorporated by reference in Part III.


   The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended June 30, 1995, as set forth herein:

   Item 6. Selected Financial Data. This Item has been amended as a result of the matter described below in Item 8.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. This Item has been amended as a result of the matter described below in Item 8.

   Item 8. Financial Statements and Supplementary Data. As discussed at Note B, the Consolidated Financial Statements of Christiana Companies, Inc. have been amended to reflect the adjustments required to change the method of accounting for the investment in Energy Ventures, Inc. ("EVI") from the cost method to the equity method.

   Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-
   K. The list of exhibits has been amended to file a financial data schedule reflecting change in accounting discussed above.

   Item 6.  Selected Financial Data.

         The material under "Five Year Financial Information" below is incorporated herein.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Net earnings, after adjusting for minority interest, for each of the past three fiscal years are shown in the table below:

                                      Contribution to Net Earnings
   Fiscal Year Ended June 30                         1995                    1994                          1993
   (In thousands, except for
    per share data)                               $      Per Share         $        Per Share          $          Per Share

     Christiana, including Corporate           $1,528      $0.29        $2,923        $0.55         $3,079          $0.59
     Refrigerated Warehousing and Logistics     2,563       0.49           994         0.19            585           0.11
     Prideco, net of Minority Interest            971       0.18           741         0.14           (665)         (0.12)
     Chicago Gear Works                             -          -             -            -            (85)         (0.01)
     Non-Operating Writedown                        -          -        (1,537)       (0.29)             -              -
                                                -----      -----         -----        -----         ------          -----
     Net Earnings                              $5,062      $0.96        $3,121        $0.59         $2,914          $0.57
                                                =====      =====         =====        =====         ======          =====


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

        On June 30, 1995 Christiana completed a tax free merger of Prideco, a 60% owned subsidiary, with Grant Acquisition Company, a subsidiary of Energy Ventures, Inc. In the merger transaction Christiana received 1,035,858 shares of EVI common stock in exchange for its ownership in Prideco. The investment in Energy Ventures, Inc. will be accounted for under the equity method of accounting.

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

        Consolidated net earnings for the year ended June 30, 1995 were $5,062,000 or $0.96 per share compared to $3,121,000 or $0.59 per share for the previous fiscal year. Refrigerated Warehousing and Logistics contributed $2,563,000 or $0.49 per share versus $994,000 or $0.19 per share in fiscal 1994. The improvement in net earnings in fiscal 1995 was primarily attributable to improved utilization of Wiscold's warehousing, vegetable processing and IQF operations and to a lesser extent the inclusion of The TLC Group for a full twelve month period.

        Prideco contributed net earnings, after minority interest, of $971,000 or $0.18 per share compared to $741,000 or $0.14 per share contributed in fiscal 1994.

        Real estate sales in fiscal 1995 totaled 48 homes and contributed net earnings of $1,850,000 or $0.35 per share versus 84 home sales in fiscal 1994 which contributed net earnings of $3,369,000 or $0.63 per share.

        Christiana's effective tax rate decreased in fiscal 1995 to 37% from 38% last year primarily resulting from tax exempt interest.

        The following summarizes the unaudited consolidated pro forma operating results of the Company as if the merger of Prideco, the acquisition of EVI shares and the acquisition of The TLC Group had occurred at the beginning of the fiscal year ended June 30, 1994.

                                       Year Ended June 30
                                    1995                 1994

    Revenues                     $71,642,000         $67,572,000
    Net earnings                   4,173,000           2,998,000
    Earnings per share                 $0.79               $0.56

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

         At June 30, 1995 Christiana's holdings in Energy Ventures totaled 1,948,731 shares of which 1,035,858 shares were received in exchange for its ownership in Prideco and 912,873 shares were purchased for $13,291,000 directly from EVI and Prideco's minority shareholders. The average cost of these shares for financial statement purposes is $11.23 per share. The Company's cash cost of these shares is $9.74 per share.

         Accounts receivable, inventories, prepaids and deferred taxes were lower year to year due to the Prideco merger.

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

         As discussed in Item 1, in fiscal 1996 Christiana anticipates liquidating a partnership interest which represented 5% ownership of a downtown Chicago office building for approximately its carrying value of $230,000. As a result, deferred taxes of approximately $1,730,000 are classified as currently payable.

         As of fiscal year end, the Company had no material capital commitments and believes with its cash reserves, earnings, cash flow together with existing lines of credit and the capability of debt or equity issuance, it will have sufficient resources to pursue its strategic
   plan, fund internal business expansion and future acquisitions.   The
   Company anticipates building at least two new facilities in fiscal 1996 to support customer growth. However, no firm commitments have been made at this time.

   Item 8.  Financial Statement and Supplementary Data.

         See Christiana Companies, Inc. Index to financial information.



                                     Part IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K.

         Financial Statement and Schedules:

         See Christiana Companies, Inc. Index to financial information.

         Exhibits:

         See Exhibit Index.

         Reports on Form 8-K:

         Registrant filed a report on Form 8-K dated June 30, 1995 with respect to the merger of Prideco, Inc., a majority-owned subsidiary of the Registrant, with Grant Acquisition Company, a wholly-owned subsidiary of Energy Ventures, Inc. The items reported therein were Item 2. (Acquisition or Disposition of Assets) and Item 7 (Financial Statements). The latter included pro forma consolidated balance sheet as of March 31, 1995; pro forma consolidated statement of earnings for the year ended June 30, 1995; and pro forma consolidated statement of earnings for the nine months ended March 31, 1995.

                           CHRISTIANA COMPANIES, INC.
                         Index to financial information

                                                                     Page No.

   Consolidated Statements of Earnings for the years
    ended June 30, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . 15

   Consolidated Balance Sheets as June 30, 1995 and June 30, 1994  . . 16

   Consolidated Statements of Shareholders' Equity for the
     years ended June 30, 1995, 1994 and 1993  . . . . . . . . . . . . 17

   Consolidated Statements of Cash Flows for the years
     ended June 30, 1995, 1994 and 1993  . . . . . . . . . . . . . . . 18

   Report of Independent Public Accountants  . . . . . . . . . . . . . 19

   Notes to Consolidated Financial Statements  . . . . . . . . . . . . 21

   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . 32

   CHRISTIANA COMPANIES, INC.
   CONSOLIDATED STATEMENTS OF EARNINGS



                                                 Year Ended June 30

                                             1995           1994            1993

   Revenues:
     Product Sales                       $55,239,000    $46,428,000     $29,299,000
     Warehousing, Rental and
       Related Services                   71,642,000     43,725,000      17,464,000
                                         -----------     ----------      ----------
                                         126,881,000     90,153,000      46,763,000
                                         -----------     ----------      ----------
   Cost and Expenses:
     Cost of Product Sales                47,134,000     39,840,000      26,722,000
     Warehousing, Rental and Related
       Expenses                           57,684,000     35,136,000       9,936,000
     Selling, General & Administrative
       Expenses                           11,739,000      8,755,000       8,653,000
                                         -----------     ----------      ----------
                                         116,557,000     83,731,000      45,311,000
                                         -----------     ----------      ----------
   Earnings From Operations               10,324,000      6,422,000       1,452,000
                                         -----------     ----------      ----------

   Other Income (Expense):
     Interest Income                         942,000        896,000       1,144,000
     Interest Expense                     (4,842,000)    (3,710,000)     (3,283,000)
     Gain on Sales of Real Estate          3,083,000      5,615,000       5,151,000
     Other Income (Expense), Net            (367,000)    (3,316,000)       (119,000)
                                          ----------    -----------      ----------
                                          (1,184,000)      (515,000)      2,893,000
                                          ----------    -----------      ----------
   Earnings Before Income Taxes and
     Minority Interest                     9,140,000      5,907,000       4,345,000

   Income Tax Provision                    3,394,000      2,256,000       1,812,000
                                          ----------    -----------      ----------
   Net Earnings Before Minority
    Interest                               5,746,000      3,651,000       2,533,000

   Minority Interest                        (684,000)      (530,000)        408,000
                                          ----------    -----------      ----------
   Net Earnings                          $ 5,062,000    $ 3,121,000      $2,941,000
                                          ==========    ===========      ==========

   Earnings Per Share                          $0.96          $0.59           $0.57
                                          ==========    ===========      ==========

   Weighted Average Number of
     Shares Outstanding                    5,275,947      5,320,876       5,203,233


   See notes to consolidated financial statements.

   CHRISTIANA COMPANIES, INC.
   CONSOLIDATED BALANCE SHEETS

                                                       June 30
                                                 1995            1994
   ASSETS
   Current Assets:
     Cash and Cash Equivalents                $  375,000      $3,929,000
     Short-Term Investments                    2,822,000      14,564,000
     Accounts Receivable                       8,260,000      14,924,000
     Inventories                                 248,000      15,351,000
     Prepaids and Other                        2,050,000       1,610,000
                                              ----------      ----------
        Total Current Assets                  13,755,000      50,378,000
                                              ----------      ----------
   Long-Term Assets:
     Investment in EVI                        21,886,000         -
     Mortgage Notes Receivable                 3,205,000       3,538,000
     Rental Properties, Net                    3,610,000       4,566,000
     Fixed Assets, Net                        71,104,000      77,049,000
     Goodwill                                  5,906,000       8,302,000
     Other Assets                              2,276,000       3,732,000
                                             -----------     -----------
        Total Long-Term Assets               107,987,000      97,187,000
                                             -----------     -----------
   TOTAL ASSETS                             $121,742,000    $147,565,000
                                             ===========     ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
     Accounts Payable                      $   2,774,000    $  6,905,000
     Accrued Liabilities                       5,347,000       4,486,000
     Short-Term Debt                           1,844,000       1,343,000
     Current Portion of Long-Term Debt         1,679,000       4,803,000
                                              ----------      ----------
        Total Current Liabilities             11,644,000      17,537,000
                                              ----------      ----------
   Long-Term Liabilities:
     Long-Term Debt                           38,256,000      53,458,000
     Deferred Income Taxes                    11,866,000      12,495,000
     Other Liabilities                         1,266,000       1,201,000
                                              ----------      ----------
        Total Long-Term Liabilities           51,388,000      67,154,000
                                              ----------      ----------
        Total Liabilities                     63,032,000      84,691,000
                                              ----------      ----------
   Minority Shareholders' Interest                -           2,786,000
                                              ----------      ----------

   Shareholders' Equity:
     Preferred Stock                               -               -
     Common Stock                             17,218,000      23,658,000
     Retained Earnings                        41,492,000      36,430,000
                                              ----------      ----------
        Total Shareholders' Equity            58,710,000      60,088,000
                                              ----------      ----------

   TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                $121,742,000    $147,565,000
                                             ===========     ===========
   See notes to consolidated financial

   CHRISTIANA COMPANIES, INC.
   CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
   EQUITY (1) (2)

                                                                       Additional
                                            Common Stock                Paid-in         Retained
                                      Shares           Amount           Capital         Earnings        Total

   Balance, June 30, 1992            5,186,630        $5,187,000     $12,307,000     $30,368,000    $47,862,000

   Issuance of Stock                    20,000            20,000         638,000            -           658,000

   Net Earnings for the Year              -                 -             -            2,941,000      2,941,000
                                     ---------         ---------     -----------      ----------     ----------
   Balance, June 30, 1993            5,206,630        $5,207,000     $12,945,000     $33,309,000    $51,461,000

   Issuance of Stock                   234,269           234,000       5,272,000            -         5,506,000

   Net Earnings for the Year            -                  -                -          3,121,000      3,121,000
                                     ---------        ----------      ----------      ----------    -----------
   Balance, June 30, 1994            5,440,899        $5,441,000     $18,217,000     $36,430,000    $60,088,000

   Repurchase of Stock                (245,269)         (245,000)     (6,195,000)         -          (6,440,000)

   Net Earnings for the Year             -                 -               -           5,062,000      5,062,000
                                     ---------       -----------      ----------     -----------     ----------
   Balance, June 30, 1995            5,195,630        $5,196,000     $12,022,000     $41,492,000    $58,710,000
                                     =========         =========     ===========      ==========     ==========


   (1) Preferred stock: $10 par value, 1,000,000 shares authorized, none issued.

   (2) Common stock: $1 par value, 12,000,000 shares authorized.


   See notes to consolidated financial statements.


   CHRISTIANA COMPANIES, INC.
   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Year Ended June 30
                                                             1995              1994              1993

   CASH FLOW FROM OPERATING ACTIVITIES:
   Net Earnings                                          $  5,062,000      $  3,121,000       $ 2,941,000
   Adjustments to Reconcile Net Earnings to Net
     Cash Provided By Operating Activities:
       Depreciation and Amortization                        8,207,000         6,255,000         4,331,000
       Gain on Sale of Assets                              (3,213,000)       (5,607,000)       (5,090,000)
       Deferred Income Tax (Benefit) Provision              1,462,000          (483,000)         (103,000)
       Minority Interest                                      684,000           530,000          (408,000)
   Changes in Assets and Liabilities:
       (Increase) Decrease in Receivables                  (2,240,000)       (2,436,000)        1,476,000
       (Increase) Decrease in Inventories                   2,566,000        (5,337,000)          646,000
       (Increase) Decrease in Other Assets                   (485,000)        4,058,000          (396,000)
       Increase in Payables and Accruals                      396,000           779,000         1,175,000
                                                           ----------        ----------        ----------
   Cash Provided By Operating Activities                   12,439,000           880,000         4,572,000

   CASH FLOW FROM INVESTING ACTIVITIES:
       Proceeds (Purchase) of Short-Term Investments       11,742,000       (11,064,000)       13,838,000
       Capital Expenditures                               (10,931,000)       (7,285,000)      (10,873,000)
       Business Acquisitions, Net of Cash Acquired        (13,291,000)       (5,630,000)      (57,568,000)
       Decrease in Mortgage Notes Receivable                  356,000         1,131,000         4,397,000
       Decrease in Cash due to Merger of Prideco             (533,000)            -                  -
       Proceeds from Sale of Assets                         6,954,000        11,538,000         8,675,000
                                                           ----------       -----------       -----------
   Cash Used In Investing Activities                       (5,703,000)      (11,310,000)      (41,531,000)


   CASH FLOW FROM FINANCING ACTIVITIES:
       Proceeds from Sale of Subsidiary Common Stock            -                 -              180,000
       Borrowings (Payments) on Line of Credit, Net           501,000         1,533,000        (2,443,000)
       Stock Repurchase                                    (3,805,000)            -                 -
       Proceeds of Notes Payable                            4,125,000         5,000,000        39,373,000
       Payments of Notes and Mortgages Payable            (11,111,000)       (4,983,000)       (3,714,000)
                                                         ------------       -----------       -----------

   Cash Provided By (Used In) Financing Activities        (10,290,000)        1,550,000        33,396,000

   NET DECREASE IN CASH AND CASH
       EQUIVALENTS                                         (3,554,000)       (8,880,000)       (3,563,000)

   BEGINNING CASH AND CASH EQUIVALENTS, JULY 1              3,929,000        12,809,000        16,372,000
                                                           ----------       -----------       -----------
   ENDING CASH AND CASH EQUIVALENTS, JUNE 30           $      375,000      $  3,929,000    $  12,809,000
                                                           ==========       ===========       ===========
   Supplemental Disclosures of Cash Flow
       Interest Paid                                    $   4,612,000      $  3,829,000      $  3,063,000
       Income Taxes Paid                                $   2,950,000      $  1,570,000      $  2,549,000


   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



   BOARD OF DIRECTORS AND SHAREHOLDERS OF
   CHRISTIANA COMPANIES, INC.:

        We have audited the accompanying consolidated balance sheets of Christiana Companies, Inc. (a Wisconsin corporation) as of June 30, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1995, as restated (see Note B). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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





   ARTHUR ANDERSEN LLP
   Milwaukee, Wisconsin
   June 21, 1996

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

      Investment in EVI: At June 30, 1995, Investment in EVI consists of 1,948,731 shares of Energy Ventures, Inc. which represented 13.1% of the then outstanding common stock. Based on the facts and circumstances associated with the Investment in EVI, including the Company's Board representation, and in accordance with the Accounting Principles Board Opinion No. 18 the Company will account for this investment under the equity method of accounting.

        Inventories: Inventories are stated at cost, principally determined on a first-in, first-out (FIFO) basis but not in excess of net realizable value. Inventory cost includes material, labor and manufacturing overhead. Inventories are comprised of the following:


                                              At June 30,
                                         1995            1994
    Raw Materials and Work-
      In-Process                       $   -         $11,278,000
    Finished Products                   248,000        4,073,000
                                       --------       ----------
      Total Inventories                $248,000      $15,351,000
                                       ========       ==========

      Mortgage Notes Receivable: At June 30, 1995 mortgage notes receivable, derived principally from condominium sales, totaled $3,205,000 and accrue interest at rates ranging from 6.5% to 9.25%.

      The principal balance of mortgage notes receivable matures as follows:

                  Year Ended June 30
      1996       $24,000        1999        $ 109,000
      1997        27,000        2000          204,000
      1998        29,000        Thereafter  2,812,000


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


                                                                  Estimated
                                         At June 30,               Useful
                                      1995           1994           Lives

   Rental Properties             $ 4,504,000     $5,769,000      20-40 years
     Less:  Accumulated
       Depreciation                 (894,000)    (1,203,000)
                                   ---------     ----------
                                  $3,610,000     $4,566,000
                                   =========      =========

   Fixed Assets:
     Land                          3,416,000      4,418,000           -
     Machinery and Equipment      46,081,000     49,664,000       5-7 years
     Buildings and Improvements   34,033,000     33,463,000      30-32 years
     Construction-In-Progress        140,000      1,181,000           -
     Less:  Accumulated
       Depreciation              (12,566,000)   (11,677,000)
                                 -----------    -----------
                                 $71,104,000    $77,049,000
                                  ==========     ==========



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

   B. RESTATEMENTS:

      The Company has restated its previously issued June 30, 1995 financial statements to reflect the adjustments required to account for the Company's investment in Energy Ventures, Inc. ("EVI") under the equity method of accounting instead of the cost method, as was previously reported. After reevaluating all of the facts and circumstances, the Company has determined that the equity method is the appropriate accounting for this investment under generally accepted accounting principles.

        The restated Consolidated Statement of Earnings excludes the Gain on Merger of Prideco" in the amount of $10,050,000 (pre-tax) that was originally reported, along with the related income tax effects.

        The restated June 30, 1995 Balance Sheet no longer reports the Investment in EVI as an available for sale security. Accordingly, the originally reported "Unrealized Investment Gain, Net of Tax" of $1,909,000 and the related deferred tax components have been removed from the restated June 30, 1995 Balance Sheet.

        The impact of the restatement is as follows:

                                                 Year Ended
                                               June 30, 1995
    Earnings Before Income Taxes and Minority
        Interest
      As previously reported                    $19,190,000
      As restated                               $ 9,140,000
    Net Earnings
      As previously reported                    $10,445,000
      As restated                               $ 5,062,000
    Earnings Per Share
      As previously reported                          $1.98
      As restated                                     $0.96
    Shareholders' Equity
      As previously reported                    $66,002,000
      As restated                               $58,710,000


   C. ACQUISITIONS:

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

      On January 4, 1994, the Company acquired, by way of merger, The TLC Group, Inc. ("TLC), a Zeeland, Michigan-based firm which provides fully integrated logistic services including warehousing, transportation and information services. The purchase price consisted of approximately $5,630,000, the issuance of 234,269 shares of Christiana common stock, an 8% subordinated note in the amount of $1,764,000 and the assumption of its liabilities. As part of this acquisition, the assets of The TLC Group were revalued to their fair market value with the excess of purchase price
   over fair value amounting to $5,991,000 being recorded as goodwill.   This
   acquisition was accounted for as a purchase and accordingly, the results of TLC's operations are included in the consolidated financial statements of the Company since the date of acquisition.

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


                                     Year Ended June 30
                                   1995               1994

    Revenues                  $71,642,000        $67,572,000
    Net Earnings                4,173,000          2,998,000
    Earnings Per Share              $0.79              $0.56

             Pro forma results are not necessarily indicative of results that would have occurred had the purchase been made at the beginning of the respective periods, or of results which may occur in the future.

   D.  INDEBTEDNESS:

      The following is a summary of consolidated indebtedness:

                                                   At June 30,
                                              1995                1994
    Christiana Corporate
        Mortgage Loans                     $     -           $   68,000
        Notes Payable                       2,286,000               -

    Wiscold, Inc.
        Revolving Credit Agreement         30,273,000        36,273,000

    The TLC Group
        Line of Credit                      1,844,000         1,343,000
        Notes Payable, Equipment
          Related                           5,612,000         3,359,000
        Subordinated Note                   1,764,000         1,764,000

    Prideco, Inc.
         Revolving Credit Agreement             -            11,533,000
         Other                                  -             5,264,000
                                          -----------        ----------
                                           41,779,000        59,604,000

    Less:  Current Portion of Long-Term
       Debt                                (1,679,000)       (4,803,000)
             Short-Term Debt               (1,844,000)       (1,343,000)
                                           ----------       -----------
    Long-Term Debt                        $38,256,000       $53,458,000
                                           ==========        ==========


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

      Future maturities of consolidated indebtedness are as follows:

    Year Ended
      June 30      Wiscold      TLC Group     Christiana        Total

        1996           -        $1,679,000          -          $1,679,000
        1997    $ 4,123,000        765,000          -           4,888,000
        1998     26,150,000        908,000    $2,286,000       29,344,000
        1999           -         2,011,000          -           2,011,000
        2000           -           161,000          -             161,000
     Thereafter        -         1,852,000          -           1,852,000

      The weighted average interest rate paid on short term borrowings, all of which was attributable to TLC, was 7.69% and 6.62% for fiscal 1995 and 1994, respectively.

   E.  INCOME TAXES:

      The Income Tax Provision consists of the following:

                                 Year Ended June 30
                          1995            1994            1993
   Current
     Federal        $ 1,866,000      $2,372,000      $1,384,000
     State               66,000         367,000         531,000
   Deferred           1,462,000        (483,000)       (103,000)
                      ---------       ---------       ---------
                     $3,394,000      $2,256,000      $1,812,000
                      =========       =========       =========

      The components of Deferred Income Taxes are:


                                                     At June 30
                                               1995               1994
   Deferred Tax Assets:
     Alternative Minimum Tax               $1,279,000        $ 1,131,000
     Other                                    817,000            719,000
                                          -----------         ----------
          Total Deferred Tax Asset        $ 2,096,000        $ 1,850,000

   Deferred Tax Liabilities:
     Condemnation Proceeds                $ 5,259,000        $ 5,259,000
     Tax Over Book Depreciation             6,752,000          5,581,000
     Investment in Joint Venture            1,730,000          1,730,000
     Installment Sale                         418,000            433,000
     Other                                  1,313,000          1,172,000
                                           ----------         ----------
       Total Deferred Tax Liability       $15,472,000        $14,175,000
                                           ----------         ----------
   Net Deferred Tax Liability             $13,376,000       $ 12,325,000
                                           ==========         ==========

      A reconciliation of the statutory Federal income tax rate to the Company's effective tax rate follows:


                                                   Year Ended June
                                                1995     1994    1993

    Statutory Federal Income Tax Rate            34%     34%     34%
    Increase (Reduction) in Taxes
       Resulting From:
        State Income Tax, Net                     3       3       8
        Municipal Bond Interest                  (1)      -      (1)
        Other                                     1       1       1
                                                 ---     ---     ---
                                                 37%     38%     42%
                                                 ===     ===     ===


   F.  EMPLOYEE BENEFIT PLANS:

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


Changes in stock options outstanding are summarized as follows:


                                    Number of            Exercise Price
                                     Options               Per Option

    Balance, June 30, 1992             -0-
        Options Granted              116,250          $33.50 - 34.375
                                     -------          ---------------
    Balance, June 30, 1993           116,250          33.50 - 34.375
        Options Granted               35,000          26.00 - 27.125
                                     -------          --------------
    Balance, June 30, 1994           151,250          26.00 - 34.375
        Options Granted                5,000                 28.8125
        Options Canceled               5,000                  27.125
                                    --------          --------------
    Balance, June 30, 1995           151,250          26.00 - 34.375
                                    ========          ==============


      The Company has 401(k) plans covering Christiana, Wiscold and TLC employees. The costs under these plans have not been material. The Company does not provide post employment medical or life insurance benefits.

   G.  COMMITMENTS:

      The TLC Group has operating leases for warehousing and office facilities. Rental expense under these leases was $5,100,000 in 1995. At June 30, 1995, future minimum lease payments under these operating leases are as follows:

               Year Ended June 30

          1996                 $ 5,756,000
          1997                   4,667,000
          1998                   2,503,000
          1999                   2,330,000
          2000                   2,121,000


   H.  MARKET SEGMENT INFORMATION

       The Company was engaged in primarily two distinct lines of business, namely, the manufacture of industrial products and the operation of warehousing, logistic services and rental properties.


                                              Year Ended June 30
                                        1995         1994           1993
   REVENUES
      Industrial Products         $ 55,239,000   $46,428,000    $29,299,000
      Warehousing and Rental
        Operations                  71,642,000    43,725,000     17,464,000
                                   -----------    ----------     ----------
           Total                  $126,881,000   $90,153,000    $46,763,000
                                   ===========   ===========     ==========
   EARNINGS FROM OPERATIONS
     Industrial Products           $ 4,226,000    $3,222,000      $(770,000)
     Warehousing and Rental
       Operations                    7,533,000     4,858,000      3,807,000
     Corporate Expenses             (1,435,000)   (1,658,000)    (1,585,000)
                                   -----------     ---------      ---------
          Total                    $10,324,000    $6,422,000     $1,452,000
                                    ==========     =========      =========
   ASSETS
      Industrial Products *        $     -       $30,372,000    $22,698,000
      Warehousing and Rental
        Operations                  91,992,000    95,538,000     85,638,000
      Corporate                     29,750,000    21,655,000     14,496,000
                                   -----------   -----------    -----------
           Total                  $121,742,000  $147,565,000   $122,832,000
                                   ===========   ===========    ===========
   CAPITAL EXPENDITURES
     Industrial Products           $   682,000      $979,000       $575,000
     Warehousing and Rental
       Operations                   10,249,000     6,306,000     10,298,000
                                    ----------     ---------     ----------
          Total                    $10,931,000    $7,285,000    $10,873,000
                                    ==========    ==========     ==========
   DEPRECIATION AND AMORTIZATION
     Industrial Products           $ 1,256,000    $1,240,000     $1,085,000
     Warehousing and Rental
       Operations                    6,885,000     4,950,000      3,187,000
     Corporate                          66,000        65,000         59,000
                                   -----------     ---------     ----------
          Total                    $ 8,207,000    $6,255,000     $4,331,000
                                    ==========    ==========      =========


   * On June 30, 1995 Prideco was merged with a unit of Energy Ventures, Inc.

        There were no intersegment sales. Corporate assets consist primarily of cash equivalents, short-term investments and marketable securities.

   CHRISTIANA COMPANIES, INC.

   I.     EVI SUMMARY FINANCIAL INFORMATION:

        The fiscal year for EVI ends on December 31. Summary financial information for Energy Ventures, Inc., accounted for under the equity method, is as follows:

                                  Year Ended
    (In Thousands)                 12/31/95

    Current Assets                 $249,574
    Noncurrent Assets               241,486
    Current Liabilities              97,116
    Noncurrent Liabilities          165,878

    Revenues                        351,587
    Operating Income                 32,440
    Income before Income Taxes       16,391
    Net Income                       11,311


   CHRISTIANA COMPANIES, INC.

   J.  PARENT COMPANY ONLY STATEMENTS

        Following are the Parent Company only condensed Balance Sheet, Statement of Operations and Statement of Cash Flows:


                         Parent Company Only Statements
                             Condensed Balance Sheet
                          As of June 30, 1995 and 1994


                                                           June 30,
                                                     1995           1994
    ASSETS:

    Current Assets:
       Cash Equivalents and Short-Term
          Investments                           $ 2,823,000     $17,918,000
       Accounts Receivable and Other
          Current Assets                          1,590,000       1,329,000

    Long-Term Assets:
       Investment in EVI                         21,886,000          -
       Investments in and Advances to
          Subsidiaries                           34,418,000      39,914,000
       Manufacturing Fixed Assets, Net           11,395,000      12,084,000
       Other Assets                                 987,000       1,622,000
                                                 ----------      ----------
    TOTAL ASSETS                                $73,099,000     $72,867,000
                                                 ==========      ==========
    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities:
       Accounts Payable and Accrued
          Liabilities                           $ 2,515,000     $ 3,385,000

    Long-Term Liabilities:
       Deferred Federal and State Income
          Taxes                                   8,714,000       8,598,000
       Other Liabilities                          3,160,000         796,000
                                                 ----------      ----------
    Total Liabilities                            14,389,000      12,779,000
                                                 ----------      ----------
    Total Shareholders' Equity                   58,710,000      60,088,000
                                                 ----------      ----------
    TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                                  $73,099,000     $72,867,000
                                                 ==========     ===========

   CHRISTIANA COMPANIES, INC.


                         Parent Company Only Statements
                        Condensed Statement of Operations
                 For the Year Ended June 30, 1995, 1994 and 1993



                                       Fiscal Year Ended June 30,
                                      1995         1994         1993

    Revenues:
       Product Sales             $   -          $    -       $2,266,000
       Warehousing, Rentals
         and Related Services     10,943,000     9,600,000    6,912,000
                                  ----------     ---------    ---------
                                  10,943,000     9,600,000    9,178,000
                                  ----------     ---------    ---------
    Costs and Expenses:
       Cost of Sales                  -              -        1,777,000
       Warehousing, Rentals
          and Related Expenses     6,682,000     4,506,000    3,462,000
       Selling, General and
          Administrative
          Expenses                 1,582,000     3,369,000    2,611,000
                                  ----------     ---------    ---------
                                   8,264,000     7,875,000    7,850,000
                                  ----------     ---------    ---------
    Earnings From Operations       2,679,000     1,725,000    1,328,000

    Other Income (Expense):
       Interest Income
         (Expense), Net           (1,304,000)   (1,111,000)    (862,000)
       Other Income (Expense)     (1,377,000)   (3,614,000)    (226,000)
                                   ---------    ----------   ----------
          Total Other Income
            (Expense)             (2,681,000)   (4,725,000)  (1,088,000)
                                  ----------    ----------   ----------
    Earnings Before Income
     Taxes                            (2,000)   (3,000,000)     240,000

    Income Tax Provision
     (Benefit)                      (648,000)   (1,200,000)     154,000
                                   ---------    ----------    ---------
    Net Earnings (Loss) Before
      Equity in Undistributed Net
      Earnings of Subsidiaries       646,000    (1,800,000)      86,000

    Equity in Undistributed
     Net Earnings of
     Subsidiaries                  4,416,000     4,921,000    2,855,000
                                  ----------     ---------    ---------
    Net Earnings                 $ 5,062,000    $3,121,000   $2,941,000
                                   =========     =========    =========

   CHRISTIANA COMPANIES, INC.


                         Parent Company Only Statements
                             Statement of Cash Flows
                For the Years Ended June 30, 1995, 1994 and 1993



                                        Fiscal Year Ended June 30,
                                        1995           1994         1993

    CASH FLOWS FROM OPERATING
     ACTIVITIES:
     Net Income                    $  5,062,000   $ 3,121,000  $ 2,941,000
       Adjustments to Reconcile
        Net Income to Net Cash
        Provided By (Used In)
        Operating Activities:
           Equity in Undistributed
             Net Income of
             Subsidiaries            (4,416,000)   (4,921,000)  (2,855,000)
           Depreciation and
             Amortization               828,000       762,000      611,000
           Loss on Sale of Chicago
             Gear Works                   -              -          60,000
           Deferred Income Tax
             Expenses (Benefit)       1,348,000       710,000     (413,000)
       Changes in Assets and
         Liabilities                  1,868,000    (2,402,000)   5,092,000
                                     ----------    ----------    ---------
    Net Cash Provided (Used) By
      Operating Activities            4,690,000    (2,730,000)   5,436,000

    CASH FLOWS FROM INVESTING
      ACTIVITIES:
       Purchase of Short-Term
          Investments                11,742,000   (11,064,000)  11,297,000
       Capital Expenditures            (143,000)     (583,000)  (3,989,000)
       Investment In Subsidiaries    (2,546,000)    5,183,000  (16,780,000)
       Investment In Energy
         Ventures, Inc.             (13,291,000)        -          460,000
                                    -----------    ----------   ----------
    Net Cash Used In Investing
     Activities                      (4,238,000)   (6,464,000)  (9,012,000)

    CASH FLOWS FROM FINANCING
     ACTIVITIES:

        Stock Repurchase             (3,805,000)         -            -
                                     ----------   -----------    ---------
    Net Cash Used In Financing
     Activities                      (3,805,000)         -            -

    NET DECREASE IN CASH AND CASH
      EQUIVALENTS                    (3,353,000)   (9,194,000)  (3,576,000)

    BEGINNING CASH AND CASH
     EQUIVALENTS, JULY 1              3,354,000    12,548,000   16,124,000
                                     ----------   -----------   ----------
    ENDING CASH AND CASH
     EQUIVALENTS, JUNE 30            $    1,000   $ 3,354,000  $12,548,000
                                      =========   ===========  ===========


   CHRISTIANA COMPANIES, INC.
   QUARTERLY FINANCIAL INFORMATION
   (unaudited)

                                                                Quarter Ended
                                         September      December        March          June            Total

   Fiscal 1995
   Product Sales                      $12,900,000     $12,790,000   $14,221,000    $15,328,000      $55,239,000
   Warehousing and Rental
      Revenue                          19,169,000      17,408,000    17,356,000     17,709,000       71,642,000

   Earnings From Operations             3,973,000       2,355,000     2,007,000      1,989,000       10,324,000
   Earnings Before Taxes and
     Minority Interest                  4,391,000       1,850,000     1,425,000      1,474,000        9,140,000
   Net Earnings                         2,515,000       1,030,000       741,000        776,000        5,062,000
   Earnings Per Share                       $0.46           $0.20         $0.14          $0.16            $0.96

   Fiscal 1994
   Product Sales                      $10,769,000     $10,695,000   $12,271,000    $12,693,000      $46,428,000
   Warehousing and
     Rental Revenue                     5,761,000       5,496,000    16,030,000     16,438,000       43,725,000

   Earnings From Operations             1,550,000       1,407,000     1,693,000      1,772,000        6,422,000
   Earnings Before Taxes and
     Minority Interest                  1,735,000       2,577,000     2,012,000       (417,000)(1)    5,907,000
   Net Earnings                           987,000       1,487,000     1,069,000       (422,000)       3,121,000
   Earnings Per Share                       $0.19           $0.29         $0.20         ($0.09)           $0.59

    (1) Includes the non-operating writedown of $2,562,000 on a Chicago office building.


   FIVE YEAR FINANCIAL INFORMATION
                                                            Year Ended June 30
                                       1995              1994              1993             1992             1991

   Revenues:
       Product Sales            $ 55,239,000      $46,428,000        $29,299,000     $36,196,000       $34,645,000
       Warehousing and
           Rental Revenues        71,642,000       43,725,000         17,464,000       3,110,000         3,955,000
                                 -----------       -----------        -----------     -----------       -----------
                                 126,881,000       90,153,000         46,763,000      39,306,000        38,600,000


   Net Earnings                    5,062,000        3,121,000          2,941,000       5,218,000        11,917,000

   Earnings Per Share                  $0.96            $0.59              $0.57           $1.01             $2.30

   Total Assets                  121,742,000      147,565,000        122,832,000      85,894,000        85,135,000

   Long-Term Liabilities          51,388,000       67,154,000         61,585,000      29,293,000        31,073,000

   Shareholders' Equity           58,710,000       60,088,000         51,461,000      47,862,000        42,644,000


                                   SIGNATURES

        Pursuant to the requirement of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Christiana Companies, Inc.

    Date:   July 15, 1996              By: /s/ Sheldon B. Lubar
                                          Sheldon B. Lubar, Chairman

                                INDEX TO EXHIBITS

           Exhibit            Brief Description of Exhibit
             No.

             3A     Registrant's Articles of Incorporation as
                    modified by Articles of Merger.  Incorporated by
                    reference to Exhibit 19 of Registrant's Form 10-
                    Q for the quarter ended September 30, 1992.
             3B     Registrant's current bylaws.  Incorporated by
                    reference to Exhibit 19A of Registrant's Form
                    10-Q for the quarter ended September 30, 1992.
             9      Voting Trust Agreement dated December 29, 1992
                    among Sheldon B. Lubar, as voting trustee, et
                    al.  Incorporated by reference to Exhibit 9 of
                    Registrant's Form 10-K for the year ended June
                    30, 1993.
             10A    The Wiscold Asset Purchase Agreement, dated
                    August 12, 1992, by and among The Christiana
                    Companies, Inc., Tierrasanta, Inc., WI
                    Acquisition Corp., Wiscold, Inc. and the equity
                    holders of Wiscold, Inc.   Incorporated by
                    reference to Exhibit 2.1 of Registrant's Form 8-
                    K dated September 15, 1992.
             10B    The Wiscold Amendment No. 1 to Asset Purchase
                    Agreement, dated August 18, 1992, by and among
                    The Christiana Companies, Inc., Tierrasanta,
                    Inc., WI Acquisition Corp., Wisconsin
                    Refrigerated Services, Inc., Wiscold, Inc. and
                    the equity holders of Wiscold, Inc.
                    Incorporated by reference to Exhibit 2.2 of
                    Registrant's Form 8-K dated September 15, 1992.
             10C    The Wiscold Revolving Credit Agreement, dated as
                    of September 1, 1992, by and among the WI
                    Acquisition Corp., Tierrasanta, Inc., The
                    Christiana Companies, Inc., Bank One, Milwaukee,
                    N.A., Harris Trust and Savings Bank, First Bank
                    Milwaukee, N.A. and Firstar Bank Milwaukee,
                    N.A., as agent for the Banks.  Incorporated by
                    reference to the same numbered exhibit in
                    Registrant's Annual Report on Form 10-K for the
                    year ended June 30, 1995.
             10D    Registrant's 1985 Stock Option Plan, as amended
                    to date.  Incorporated by reference to Exhibit
                    10B to Registrant's Form 10-Q for quarter ended
                    December 31, 1992.
             10E    The TLC Group Agreement and Plan of
                    Reorganization dated as of November 24, 1994 by
                    and among Christiana Companies, Inc., TLC
                    Acquisition Corp., TLC Group, Inc. and certain
                    equity holders of TLC Group, Inc.   Incorporated
                    by reference to Exhibit 2.1 of Registrant's Form
                    8-K dated January 18, 1994.
             10F    The Prideco, Inc. Agreement and Plan of Merger
                    dated May 22, 1995 by and among Prideco, Inc.,
                    the equity holders of Prideco, Inc., Energy
                    Ventures, Inc. and Grant Acquisition Company and
                    Amendment No. 1 thereto.  Incorporated by
                    reference to Exhibits 2.1 and 2.2  of
                    Registrant's Form 8-K dated July 17, 1995.
             19     Letter Agreement dated August 24, 1993 between
                    Registrant and Raymond F. Logan.  Incorporated
                    by reference to Exhibit 19 of Registrant's Form
                    10-K for the year ended June 30, 1993.
             21     Registrant's Subsidiaries.  Incorporated by
                    reference to the same numbered exhibit in
                    Registrant's Annual Report on Form 10-K for the
                    year ended June 30, 1995.
             27     Financial Data Schedule.
             28     Form 10-K of Energy Ventures, Inc.  Incorporated
                    by reference to the same numbered exhibit in Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.