Form 10-Q/A
period 1995-09-30
CHRISTIANA COMPANIES INC
filed 1996-07-19
CIK 20104

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-Q/A
                          Amendment No. 1 to Form 10-Q

        x          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1995

                                       OR

        o      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
   been subject to such filing requirements for the past 90 days.    [X] Yes
   [_] No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                           5,186,630

   The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended September 31, 1995, as set forth herein:

   Part I Item 1. Financial Statements. As discussed at Note 2, the Consolidated Financial Statements of Christiana Companies, Inc. have been amended to reflect the adjustment required to change the method of accounting for the investment in Energy Ventures, Inc. ("EVI") from the cost method to the equity method.

   Part I Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. This section has been amended as a result of the matter described above in Item 1.

   Part II Item 6. Exhibits and Reports on Form 8-K. The list of exhibits has been amended to file a financial data schedule reflecting the change in accounting discussed above.

   PART I - FINANCIAL INFORMATION
        ITEM 1.  FINANCIAL STATEMENTS

                   CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                (Unaudited)      (Audited)
                                                                   Restated
                                               September 30,       June 30,
                                                    1995             1995

   ASSETS:

      Cash and cash equivalents                 $    194,000    $    375,000
      Short-term investments                       4,115,000       2,822,000
      Accounts receivable                         10,808,000      10,310,000
      Inventories                                    547,000         248,000
                                                 -----------     -----------
        Total Current Assets                      15,664,000      13,755,000
                                                 -----------     -----------
   Long-Term Assets:
      Investment in Energy Ventures, Inc.         22,290,000      21,886,000
      Mortgage notes receivable                    3,340,000       3,205,000
      Rental properties, net                       3,114,000       3,610,000
      Fixed assets, net                           70,615,000      71,104,000
      Other assets                                 7,983,000       8,182,000
                                                 -----------     -----------
        Total Long-Term Assets                   107,342,000     107,987,000
                                                 -----------     -----------
                                                $123,006,000    $121,742,000
                                                 ===========     ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY:

   Current Liabilities:
      Accounts payable                          $  4,230,000    $  2,774,000
      Accrued liabilities                          4,999,000       5,347,000
      Short term debt                                706,000       1,844,000
      Current portion of long-term debt            2,631,000       1,679,000
                                                 -----------     -----------
        Total Current Liabilities                 12,566,000      11,644,000
                                                 -----------     -----------
   Long-Term Liabilities:
      Long-term debt                              36,339,000      38,256,000
      Deferred federal and state
       income taxes                               12,539,000      11,866,000
      Other liabilities                            1,214,000       1,266,000
                                                 -----------     -----------
        Total Long-Term Liabilities               50,092,000      51,388,000
                                                 -----------     -----------
        Total Liabilities                         62,658,000      63,032,000
                                                 -----------     -----------

   Shareholders' Equity:
      Preferred stock                                  -               -
   Common stock, par value $1 per share;
      authorized 12,000,000 shares;
      issued 5,195,630                             5,196,000       5,196,000
   Additional paid-in capital                     12,022,000      12,022,000
   Retained earnings                              43,130,000      41,492,000
                                                 -----------     -----------
        Total Shareholders' Equity                60,348,000      58,710,000
                                                 -----------     -----------
                                                $123,006,000    $121,742,000
                                                 ===========     ===========

      See notes to consolidated financial statements.

                   CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months Ended
                                                       September 30,
                                                   1995              1994

   Revenues:
      Product sales                            $    -           $12,900,000
      Warehousing, rental and related
       services                                 19,937,000       19,169,000
                                                ----------       ----------
                                                19,937,000       32,069,000
                                                ----------       ----------
   Costs and Expenses:
      Cost of product sales                         -            10,956,000
      Warehousing, rental and related
       expenses                                 16,083,000       14,497,000
      Selling, general and administrative        1,801,000        2,643,000
                                                ----------       ----------
                                                17,884,000       28,096,000
                                                ----------       ----------
   Earnings from Operations                      2,053,000        3,973,000

   Other Income (Expense):
      Interest income                              128,000          293,000
      Interest expense                            (773,000)      (1,114,000)
      Gain on sales of real estate                 840,000        1,437,000
      Equity in earnings of EVI                    404,000             -
      Other income (expense), net                   42,000         (198,000)
                                                ----------      -----------
                                                   641,000          418,000
                                                ----------      -----------
   Earnings before income taxes
     and minority interest                       2,694,000        4,391,000

   Income tax provision                          1,056,000        1,710,000
                                                ----------      -----------
   Net earnings before minority
    interest                                     1,638,000        2,681,000

   Minority interest                                -              (166,000)
                                               -----------     ------------
   Net Earnings                                $ 1,638,000     $  2,515,000
                                               ===========     ============

   Net earnings per share                        $    0.32        $    0.46
                                                 =========        =========

   Average number of shares outstanding          5,195,630        5,440,899



      See notes to consolidated financial statements.

                                             CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                  Additional
                                           Common Stock             Paid-in          Gain,
                                      Shares          Amount        Capital         Earnings

   Balance, June 30, 1994            5,440,899    $5,441,000   $18,217,000        $36,430,000

   Repurchase of Stock                (245,269)     (245,000)   (6,195,000)             -

   Net Earnings for the Year             -              -           -               5,062,000
                                     ---------     ---------    ----------         ----------
   Balance, June 30, 1995            5,195,630    $5,196,000   $12,022,000        $41,492,000

   Net earnings for the
   three months ended
   September 30, 1995 (unaudited)        -             -             -              1,638,000
                                     ---------     ---------    ----------         ----------
   Balance, September 30, 1995       5,195,630    $5,196,000   $12,022,000        $43,130,000
                                     =========     =========    ==========         ==========




    See notes to consolidated financial statements.

                   CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                 Three Months Ended
                                                    September 30,
                                                 1995              1994


   CASH FLOW FROM OPERATING ACTIVITIES:
    Net earnings                              $1,638,000      $2,515,000
       Adjustments to reconcile net earnings
        to net cash provided by operating
        activities:
         Depreciation and amortization         1,936,000       1,977,000
         Gains on sales of real estate        (1,030,000)     (1,433,000)
         Deferred income tax expenses            513,000        (418,000)
         Minority interest in consolidated
          income of subsidiaries                    -            166,000
         Income of unconsolidated affiliate,
          net                                   (244,000)           -
       Changes in assets and liabilities:
         (Increase) in accounts receivable      (784,000)     (4,103,000)
         (Increase) decrease in inventory       (299,000)         81,000
         Decrease in other assets                 69,000         122,000
         Increase in accounts payable
            and accrued liabilities            1,108,000       2,120,000
                                              ----------      ----------
   Net cash provided by operating activities   2,907,000       1,027,000

   CASH FLOW FROM INVESTING ACTIVITIES:
    (Increase) decrease in short-term
     investments                              (1,293,000)      1,180,000
    Capital expenditures                      (1,830,000)     (3,823,000)
    Proceeds from sale of assets               2,273,000       2,777,000
    (Increase) in mortgages receivable          (135,000)       (365,000)
                                               ---------      ----------
   Net cash (used in) investing
    activities                                  (985,000)       (231,000)

   CASH FLOW FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) on
     credit lines                             (1,139,000)      3,870,000
    Net payments of notes and
     loans payable                              (964,000)     (2,727,000)
                                              ----------     -----------
   Net cash provided by (used in)
    financing activities                      (2,103,000)      1,143,000
                                              ----------     -----------
   NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                            (181,000)      1,939,000


   BEGINNING CASH AND CASH
    EQUIVALENTS, July 1                          375,000       3,929,000
                                              ----------      ----------

   ENDING CASH AND CASH EQUIVALENTS,
    September 30                             $   194,000      $5,868,000
                                              ==========       =========

   Supplemental disclosures of cash
    flow information:
    Interest paid                                738,000       1,107,000
    Income taxes paid                              -              -




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

   NOTE 2 - RESTATEMENT

   The Company has restated its previously issued September 30, 1995 financial statements to reflect the adjustments required to account for the Company's investment in Energy Ventures, Inc. ("EVI") under the equity method of accounting instead of the cost method, as was previously reported.

   The restated September 30, 1995 Balance Sheet no longer reports the Investment in EVI as an available for sale security. Accordingly, the originally reported "Unrealized Investment Gain, Net of Tax" of $8,128,000 and the related deferred tax components have been removed from the restated September 30, 1995 Balance Sheet.

   The impact of the restatement is as follows:

                                                      (Unaudited)
                                                     Quarter Ended
                                                   September 30, 1995

    Earnings Before Income Taxes
     and Minority Interest

     As previously reported                              $2,290,000
     As restated                                         $2,694,000

    Net Earnings

     As previously reported                              $1,394,000
     As restated                                         $1,638,000

    Earnings Per Share
     As previously reported                                   $0.27

     As restated                                              $0.32

    Shareholders' Equity                               At 9/30/95

     As previously reported                             $73,615,000
     As restated                                        $60,348,000

   NOTE 3 - PRO FORMA OPERATING RESULTS

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

   The following summarizes the unaudited consolidated pro forma operating results of the Company as if the merger of Prideco, Inc. and the acquisition of EVI shares had occurred as of July 1, 1994 the beginning of the periods.


                      (In thousands except per share data.)

                                       Three Months Ended
                                       September 30, 1994

    Net Revenues                                $19,169

    Net Earnings                                $ 2,278

    Earnings per share                          $  0.42


    Pro forma results are not necessarily indicative of results that would have occurred had the merger been made at July 1, 1994, or of results which may occur in the future.

   NOTE 4 - ENERGY VENTURES, INC. SUMMARY FINANCIAL INFORMATION (UNAUDITED)

   EVI's fiscal year ends December 31. Summary financial information for EVI, which is accounted for under the equity method in the Company's financial statements, is as follows:

                                      THREE MONTHS ENDED
    (In Thousands)                          9/30/95

    Revenues                                  $93,797
    Gross Profit                               24,256
    Income before Income Taxes                  4,685
    Net Income                                  3,556

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

   For the quarter ended September 30, 1995, the Company recognized earnings from EVI of $404,000 attributable to its 12.9% weighted average ownership interest.

   Consolidated net earnings for the quarter were $1,638,000 or $0.32 per share compared with $2,515,000 or $0.46 per share for the same period a year ago. Net earnings were lower this period due to six fewer home sales, reduced vegetable freezing volume, and reduced interest income resulting from the use of $13.3 million of interest earning short-term investments to fund the purchase of 912,873 shares of Energy Ventures, Inc. in connection with the Prideco transaction.

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

   Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27   Financial data schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed for the quarter covered by this report.

   SIGNATURES:

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CHRISTIANA COMPANIES, INC.
                                             (Registrant)



   Date:  7/15/96
                                           /s/ Sheldon B. Lubar
                                           Sheldon B. Lubar
                                           Chairman and
                                           Chief Executive Officer


   Date:  7/15/96
                                           /s/ William T. Donovan
                                           William T. Donovan
                                           Executive Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX


   Exhibit No.                Description

      27                   Financial Data Schedule