Form 10-Q/A
period 1995-12-31
CHRISTIANA COMPANIES INC
filed 1996-07-19
CIK 20104

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

                            5,186,630

   The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, as set forth herein:

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

   PART I - FINANCIAL INFORMATION
        ITEM 1.  FINANCIAL STATEMENTS

                   CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                (Unaudited)      (Audited)
                                                                   Restated
                                                December 31,       June 30,
                                                    1995             1995

   ASSETS:

      Cash and cash equivalents                $   4,916,000         375,000
      Short-term investments                         293,000       2,822,000
      Accounts receivable                         11,014,000      10,310,000
      Inventories                                    989,000         248,000
                                                 -----------     -----------
        Total Current Assets                      17,212,000      13,755,000
                                                 -----------     -----------
   Long-Term Assets:
      Investment in Energy Ventures, Inc.         22,695,000      21,886,000
      Mortgage notes receivable                    3,045,000       3,205,000
      Rental properties, net                       2,740,000       3,610,000
      Fixed assets, net                           72,039,000      71,104,000
      Other assets                                 7,808,000       8,182,000
                                                 -----------     -----------
        Total Long-Term Assets                   108,327,000     107,987,000
                                                 -----------     -----------
                                                $125,539,000    $121,742,000
                                                 ===========     ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY:

   Current Liabilities:
      Accounts payable                          $  4,348,000    $  2,774,000
      Accrued liabilities                          5,121,000       5,347,000
      Short term debt                              1,479,000       1,844,000
      Current portion of long-term debt            3,181,000       1,679,000
                                                 -----------     -----------
        Total Current Liabilities                 14,129,000      11,644,000
                                                 -----------     -----------
   Long-Term Liabilities:
      Long-term debt                              35,950,000      38,256,000
      Deferred federal and state income taxes     12,995,000      11,866,000
      Other liabilities                            1,568,000       1,266,000
                                                 -----------     -----------
        Total Long-Term Liabilities               50,513,000      51,388,000
                                                 -----------     -----------
        Total Liabilities                         64,642,000      63,032,000
                                                 -----------     -----------

   Shareholders' Equity:
      Preferred stock                                  -               -
   Common stock, par value $1 per share;
      authorized 12,000,000 shares;
      issued 5,195,630                             5,196,000       5,196,000
   Additional paid-in capital                     12,022,000      12,022,000
   Less:  Treasury Stock                           (211,000)            -
   Retained earnings                              43,890,000      41,492,000
                                                 -----------     -----------
        Total Shareholders' Equity                60,897,000      58,710,000
                                                 -----------     -----------
                                                $125,539,000    $121,742,000
                                                 ===========     ===========

      See notes to consolidated financial statements.

                                             CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)
                                                       Six Months Ended                Three Months Ended
                                                         December 31,                     December 31,
                                                1995               1994               1995                1994

    Revenues:
       Product sales                          $     -            $25,690,000        $     -             $12,790,000
       Warehousing, rental and
         related services                      39,588,000         36,577,000         19,651,000          17,408,000
                                              -----------        -----------        -----------         -----------
                                               39,588,000         62,267,000         19,651,000          30,198,000
                                              -----------        -----------        -----------         -----------
    Costs and Expenses:

       Cost of product sales                       -              21,891,000             -               10,935,000
       Warehousing, rental and related
         expenses                              32,820,000         28,598,000         16,737,000          14,101,000
       Selling, general and
         administrative                         3,662,000          5,450,000          1,861,000           2,807,000
                                               ----------         ----------         ----------          ----------
                                               36,482,000         55,939,000         18,598,000          27,843,000
                                               ----------         ----------         ----------          ----------

    Earnings from Operations                    3,106,000          6,328,000          1,053,000           2,355,000

    Other Income (Expense):
       Interest income                            271,000            512,000            142,000             219,000
       Interest expense                        (1,532,000)        (2,411,000)          (758,000)         (1,297,000)

       Gain on sales of real estate             1,314,000          2,081,000            474,000             644,000
       Equity in earnings of EVI                  809,000              -                405,000                -
       Other income (expenses), net               (25,000)          (269,000)           (67,000)            (71,000)
                                              -----------        -----------        -----------        ------------
                                                  837,000            (87,000)           196,000            (505,000)
                                              -----------        -----------        -----------        ------------
    Earnings before income taxes
       and minority interest                    3,943,000          6,241,000          1,249,000           1,850,000
    Income tax provision                        1,545,000          2,403,000            489,000             693,000
                                               ----------        -----------        -----------         -----------
    Net earnings before
       minority interest                        2,398,000          3,838,000            760,000           1,157,000
    Minority interest                               -               (293,000)             -                (127,000)
                                              -----------        -----------        -----------         -----------
    Net Earnings                              $ 2,398,000        $ 3,545,000        $   760,000         $ 1,030,000
                                               ==========         ==========         ==========          ==========
    Net earnings per share                          $0.46              $0.66              $0.14               $0.20
                                                  =======            =======             ======              ======
    Average number of
       shares outstanding                       5,194,065          5,354,955          5,195,200           5,269,010




                 See notes to consolidated financial statements.


                                             CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                   Additional
                                           Common Stock            Treasury         Paid-in        Retained
                                      Shares          Amount         Stock          Capital        Earnings

   Balance, June 30, 1994            5,440,899    $5,441,000         -            $18,217,000    $36,430,000

   Repurchase of Stock                (245,269)     (245,000)        -             (6,195,000)        -

   Net Earnings for the Year             -             -             -                 -           5,062,000
                                    ----------     ---------       -------         ----------      ---------
   Balance, June 30, 1995            5,195,630    $5,196,000          -           $12,022,000    $41,492,000

   Purchase of Treasury stock            -             -          (211,000)             -

   Net earnings for the six
    months ended December 31,
    1995 (unaudited)                     -             -             -                  -          2,398,000
                                    ----------     ---------       -------         ----------      ---------
   Balance, December 31, 1995        5,195,630    $5,196,000     $(211,000)       $12,022,000    $43,890,000
                                     =========     =========      ========         ==========     ==========




                 See notes to consolidated financial statements.

                   CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                    Six Months Ended
                                                        December 31,
                                                     1995        1994

   CASH FLOW FROM OPERATING ACTIVITIES:
     Net earnings                                  $2,398,000  $ 3,545,000
      Adjustments to reconcile net earnings
       to net cash provided by operating
       activities:
       Depreciation and amortization                3,556,000    4,010,000
       Gains on sales of assets                    (1,520,000)  (2,139,000)
       Deferred income tax expenses                   835,000       51,000
       Minority interest in consolidated
        income of subsidiaries                           -         293,000
       Income of unconsolidated affiliate, net       (515,000)         -
      Changes in assets and liabilities:
       (Increase) in accounts receivable             (704,000)    (763,000)
       (Increase) decrease in inventory              (741,000)     440,000
       Decrease in other assets                       283,000      656,000
       Increase in accounts payable
         and accrued liabilities                    1,348,000      719,000
                                                   ----------   ----------
   Net cash provided by operating activities        4,940,000    6,812,000

   CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                   4,137,000    4,235,000
     (Increase) decrease in mortgage notes
       receivable                                     160,000     (436,000)
     Decrease in short-term investments             2,529,000    6,609,000
     Capital expenditures                          (5,846,000)  (7,870,000)
                                                   ----------  -----------
   Net cash provided by investing activities          980,000    2,538,000

   CASH FLOW FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) on long-term
       notes and credit lines                         898,000    4,620,000
     Payments of notes and loans payable           (2,066,000)  (5,003,000)
     Stock repurchase                                (211,000)  (6,091,000)
                                                  -----------  -----------
   Net cash provided by (used in) financing
    activities                                     (1,379,000)  (6,474,000)
                                                  -----------  -----------
   NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                4,541,000    2,876,000


   BEGINNING CASH AND CASH EQUIVALENTS,
    July 1                                            375,000    3,929,000
                                                   ----------   ----------

   ENDING CASH AND CASH EQUIVALENTS,
    December 31                                   $ 4,916,000   $6,805,000
                                                    =========   ==========

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

   NOTE 2 - RESTATEMENT

   The Company has restated its previously issued December 31, 1995 financial statements to reflect the adjustments required to account for the Company's investment in Energy Ventures, Inc. ("EVI") under the equity method of accounting instead of the cost method, as was previously reported.

   The restated December 31, 1995 Balance Sheet no longer reports the Investment in EVI as an available for sale security. Accordingly, the originally reported "Unrealized Investment Gain, Net of Tax" of $10,498,000 and the related deferred tax components have been removed from the restated December 31, 1995 Balance Sheet.

   The impact of the restatement is as follows:

                                       Quarter Ended      Six Months Ended
                                     December 31, 1995   December 31, 1995
    Earnings Before Income Taxes
     and Minority Interest
      As previously reported             $  844,000          $3,134,000
      As restated                        $1,249,000          $3,943,000

    Net Earnings
      As previously reported             $  489,000          $1,883,000
      As restated                        $  760,000          $2,398,000


    Earnings Per Share
      As previously reported                  $0.09               $0.36
      As restated                             $0.14               $0.46


                                      At December 31,
    Shareholders' Equity                    1995
      As previously reported            $76,262,000
      As restated                       $60,897,000


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

   The investment in EVI is accounted for under the equity method of accounting. Included in the Company's fiscal 1996 second quarter and year to date earnings were earnings from EVI, net of tax, of $271,000 and $515,000, respectively.

   The following summarizes the unaudited consolidated pro forma operating results of the Company as if the merger of Prideco, Inc. and the acquisition of EVI shares had occurred as of July 1, 1994 the beginning of the periods.

                           Three Months Ended      Six Months Ended
                           December 31, 1994      December 31, 1994

    Net Revenues                   $17,408               $36,577

    Net Earnings                   $   849               $ 3,127

    Earnings per share             $  0.16               $  0.58


     Pro forma results are not necessarily indicative of results that would have occurred had the merger been made at July 1, 1994, or of results which may occur in the future.

   NOTE 4 - ENERGY VENTURES INC. SUMMARY FINANCIAL INFORMATION (UNAUDITED)

   EVI's fiscal year ends December 31. Summary financial information for EVI, which is, accounted for under the equity method, in the companys financial statements is as follows:

                                      THREE MONTHS       SIX MONTHS
                                          ENDED             ENDED
    (In Thousands)                      12/31/95          12/31/95


    Revenues                           $105,383           $199,180
    Gross Profit                         25,438             49,694
    Income before Income Taxes            6,333             11,018
    Net Income                            4,371              7,927

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

   For the quarter ended December 31, 1995, the Company recognized earnings from EVI of $405,000 attributable to its 10.5% weighted average ownership interest.

   Consolidated net earnings for the quarter were $760,000 or $0.14 per share compared with $1,030,000 or $0.20 per share for the same period a year ago. Net earnings were lower this period due to reduced margins in Refrigerated Warehousing and Logistics, sales of less expensive homes, and reduced interest expense.

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

   For the six months ended December 31, 1995, the Company recognized earnings from EVI of $809,000.

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