Form 10-Q/A
period 1996-03-31
CHRISTIANA COMPANIES INC
filed 1996-07-19
CIK 20104

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

                            5,186,630

   The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, as set forth herein:

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

   PART I - FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS

              CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS


                                                (Unaudited)       (Audited)
                                                                   Restated
                                                 March 31,         June 30,
                                                    1996             1995
   ASSETS:

      Cash and cash equivalents                $   5,079,000         375,000
      Short-term investments                         293,000       2,822,000
      Accounts receivable and other
       current assets                             10,709,000      10,310,000
      Inventories                                    913,000         248,000
                                                  ----------      ----------
        Total Current Assets                      16,994,000      13,755,000
                                                  ----------      ----------
   Long-Term Assets:
      Investment in Energy Ventures, Inc.         23,100,000      21,886,000
      Mortgage notes receivable                    2,963,000       3,205,000
      Rental properties, net                       1,985,000       3,610,000
      Fixed assets, net                           78,406,000      71,104,000
      Other assets                                 7,610,000       8,182,000
                                                 -----------     -----------
        Total Long-Term Assets                   114,064,000     107,987,000
                                                 -----------     -----------
                                                $131,058,000    $121,742,000
                                                 ===========     ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY:

   Current Liabilities:
      Accounts payable                          $  5,011,000    $  2,774,000
      Accrued liabilities                          4,305,000       5,347,000
      Short term debt                                676,000       1,844,000
      Current portion of long-term debt            1,758,000       1,679,000
                                                 -----------     -----------
        Total Current Liabilities                 11,750,000      11,644,000
                                                 -----------     -----------

   Long-Term Liabilities:
      Long-term debt                              42,996,000      38,256,000
      Deferred federal and state income taxes     13,290,000      11,866,000
      Other liabilities                            1,207,000       1,266,000
                                                 -----------     -----------
        Total Long-Term Liabilities               57,493,000      51,388,000
                                                 -----------     -----------
        Total Liabilities                         69,243,000      63,032,000
                                                 -----------     -----------
   Shareholders' Equity:
   Preferred stock                                     -               -
   Common stock, par value $1 per share;
      authorized 12,000,000 shares;
      issued 5,195,630                             5,196,000       5,196,000
   Additional paid-in capital                     12,022,000      12,022,000
   Less:  Treasury Stock                           (211,000)           -
   Retained earnings                              44,808,000      41,492,000
                                                 -----------     -----------
        Total Shareholders' Equity                61,815,000      58,710,000
                                                 -----------     -----------
                                                $131,058,000    $121,742,000
                                                 ===========     ===========

            See notes to consolidated financial statements.

                   CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Nine Months Ended                   Three Months Ended
                                                         March 31,                            March 31,
                                                   1996             1995                1996               1995

    Revenues:
       Product sales                             $     -          $39,911,000         $     -            $14,221,000
       Warehousing, rental and related
            services                             59,004,000        53,933,000          19,416,000         17,356,000
                                                 ----------        ----------          ----------         ----------
                                                 59,004,000        93,844,000          19,416,000         31,577,000
                                                 ----------        ----------          ----------         ----------
    Costs and Expenses:
       Cost of product sales                         -             34,066,000              -              12,175,000
       Warehousing, rental and related
            expenses                             49,569,000        43,057,000          16,749,000         14,459,000
    Selling, general and administrative           5,519,000         8,386,000           1,857,000          2,936,000
                                                 ----------        ----------          ----------         ----------
                                                 55,088,000        85,509,000          18,606,000         29,570,000
                                                 ----------        ----------          ----------         ----------
    Earnings from Operations                      3,916,000         8,335,000             810,000          2,007,000

    Other Income (Expense):

       Interest income                              403,000           746,000             132,000            234,000
       Interest expense                          (2,309,000)       (3,634,000)           (777,000)        (1,223,000)
       Gain on sales of real estate               2,352,000         2,580,000           1,038,000            499,000
       Equity in earnings of EVI                  1,214,000             -                 405,000              -
       Other income (expenses), net                (123,000)         (361,000)            (98,000)           (92,000)
                                                -----------       -----------         -----------        -----------
                                                  1,537,000          (669,000)            700,000           (582,000)
                                                -----------       -----------         -----------        -----------
    Earnings before income taxesand minority
       interest                                   5,453,000         7,666,000           1,510,000          1,425,000


    Income tax provision                          2,137,000         2,915,000             592,000            512,000
                                                 ----------        ----------         -----------         ----------

    Net earnings before minority interest         3,316,000         4,751,000             918,000            913,000

    Minority interest                                 -              (465,000)              -               (172,000)
                                                 ----------        ----------           ---------         ----------
    Net Earnings                                $ 3,316,000       $ 4,286,000         $   918,000        $   741,000
                                                 ==========        ==========           =========         ==========

    Net earnings per share                            $0.64             $0.81               $0.18              $0.14
                                                       ====              ====                ====               ====

    Average number of shares outstanding          5,191,605         5,302,622           5,186,630          5,195,630




       See notes to consolidated financial statements.

                                             CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                  Unrealized
                                                                                  Additional      Investment
                                           Common Stock            Treasury         Paid-in          Gain,
                                      Shares          Amount         Stock          Capital       Net of Tax

   Balance, June 30, 1994            5,440,899    $5,441,000         -            $18,217,000    $36,430,000

   Repurchase of Stock                (245,269)     (245,000)        -             (6,195,000)          -

   Net Earnings for the Year             -             -             -                  -          5,062,000
                                   -----------     ---------     ---------         ----------     ----------

   Balance, June 30, 1995            5,195,630    $5,196,000         -            $12,022,000    $41,492,000

   Purchase of Treasury stock            -                           -               (211,000)          -

   Net earnings for the nine
    months ended March 31,
    1996 (unaudited)                     -             -             -                  -          3,316,000
                                   -----------     ---------     ---------         ----------     ----------
   Balance, March 31, 1996           5,195,630    $5,196,000     $(211,000)       $12,022,000    $44,808,000
                                   ===========     =========     =========         ==========     ==========



   See notes to consolidated financial statements.

                   CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                     Nine Months Ended
                                                          March 31,
                                                      1996          1995

   CASH FLOW FROM OPERATING ACTIVITIES:
     Net earnings                                 $ 3,316,000   $ 4,286,000
       Adjustments to reconcile net earnings
        to net cash provided by operating
        activities:
         Depreciation and amortization              5,316,000     6,044,000
         Gains on sales of assets                  (2,589,000)   (2,694,000)
         Deferred income tax expenses                 983,000        71,000
         Minority interest in consolidated
          income of subsidiaries                         -          465,000
         Income of unconsolidated affiliate,
          net                                        (773,000)         -
       Changes in assets and liabilities:
         (Increase) in accounts receivable           (757,000)   (1,187,000)
         (Increase) decrease in inventory            (665,000)    1,720,000
         Decrease in other assets                     331,000       719,000
         Increase in accounts payable
          and accrued liabilities                   1,149,000       141,000
                                                  -----------    ----------
   Net cash provided by operating activities        6,311,000     9,565,000

   CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                   7,010,000     5,595,000
     Decrease in mortgage notes receivable            242,000       148,000
     Decrease in short-term investments             2,529,000     6,539,000
     Capital expenditures                         (14,829,000)   (9,194,000)
                                                  -----------    ----------
   Net cash (used in) provided by investing
    activities                                     (5,048,000)    3,088,000

   CASH FLOW FROM FINANCING ACTIVITIES:
     Net borrowings on long-term notes
       and credit lines                             3,652,000     1,370,000
     Payments of notes and loans payable                -        (6,227,000)
     Stock repurchase                                (211,000)   (3,805,000)
                                                   ----------   -----------
   Net cash provided by (used in) financing
    activities                                      3,441,000    (8,662,000)
                                                   ----------   -----------
   NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                4,704,000     3,991,000

   BEGINNING CASH AND CASH
    EQUIVALENTS, July 1                               375,000     3,929,000
                                                  -----------    ----------
   ENDING CASH AND CASH EQUIVALENTS,
    March 31                                      $ 5,079,000    $7,920,000
                                                  ===========    ==========

   Supplemental disclosures of cash flow
    information:
     Interest paid                                $ 2,195,000   $ 3,620,000
     Income taxes paid                            $ 1,737,000   $ 2,066,000




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

   NOTE 2 - RESTATEMENT

   The Company has restated its previously issued March 31, 1996 financial statements reflect the adjustments required to account for the Company's investment in Energy Ventures, Inc. ("EVI") under the equity method of accounting instead of the cost method, as was previously reported.

   The restated March 31, 1996 Balance Sheet no longer reports the Investment in EVI as an available for sale security. Accordingly, the originally reported "Unrealized Investment Gain, Net of Tax" of $12,127,000 and the related deferred tax components have been removed from the restated March 31, 1996 Balance Sheet.

   The impact of the restatement is as follows:

                                                        Nine Months
                                     Quarter Ended         Ended
                                     March 31, 1996   March 31, 1996
    Earnings Before Income Taxes
      and Minority Interest

      As previously reported           $1,105,000        $4,239,000
      As restated                      $1,510,000        $5,453,000

    Net Earnings
      As previously reported           $  660,000        $2,543,000
      As restated                      $  918,000        $3,316,000


    Earnings Per Share
      As previously reported                $0.13             $0.49
      As restated                           $0.18             $0.64


                                    At March 31,
    Shareholders' Equity                1996

      As previously reported          $78,552,000
      As restated                     $61,815,000


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

   The investment in EVI is being accounted for under the equity method of accounting.

   The following summarizes the unaudited consolidated pro forma operating results of the Company as if the merger of Prideco, Inc. and the acquisition of EVI shares had occurred as of July 1, 1994 the beginning of the periods.

                           Three Months Ended          Nine Months Ended
                             March 31, 1995             March 31, 1995

    Net Revenues                $17,356                     $53,933

    Net Earnings                $   467                     $ 3,594

    Earnings per share          $  0.09                     $  0.68


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

   NOTE 4 - ENERGY VENTURES, INC. SUMMARY FINANCIAL INFORMATION (UNAUDITED)

   EVI's fiscal year ends December 31. Summary financial information for EVI, which is accounted for under the equity method in the Company's financial statements, is as follows:


                                    THREE MONTHS       NINE MONTHS ENDED
                                        ENDED
    (In Thousands)                     3/31/96              3/31/96

    Revenues                           $110,042             $309,222
    Gross Profit                         26,502               76,196
    Income before Income Taxes            6,686               17,704
    Net Income                            4,347               12,274



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

   For the quarter ended March 31, 1996, the Company recognized earnings from EVI of $405,000 attributable to its 10.6% weighted average ownership interest.

   Consolidated net earnings for the quarter were $918,000 or $0.18 per share compared with $741,000 or $0.14 per share for the same period a year ago. Net earnings increased this period due to increased sales of condominium units, lower interest expense and earnings contributed by EVI, offset by reduced margins in Refrigerated Warehousing and Logistics.

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

   For the nine months ended March 31, 1996, the Company recognized earnings from EVI of $1,214,000.

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