Form 10-K405
period 1996-06-30
CHRISTIANA COMPANIES INC
filed 1996-09-24
CIK 20104

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                    FORM 10-K
   (Mark One)

   [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 (FEE REQUIRED)
   For the fiscal year ended June 30, 1996
                                       OR
   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

   The aggregate market value (based on September 13, 1996 closing price) of voting stock less stock owned by all executive officers and directors as a
   group:    $38,514,602.12

   Number of Shares of Common Stock Outstanding at September 13, 1996:
   5,136,630

   Documents incorporated by reference:
       Registrant's definitive Proxy Statement for its 1996 annual meeting of shareholders to be held on October 29, 1996, is incorporated by reference in Part III.

   The Exhibit Index is located on page 37.

   PART 1
   Item 1.   Business

         At June 30, 1996, Christiana is engaged in providing public refrigerated and non-refrigerated warehousing and logistic services; refurbishing and selling of residential housing in San Diego; and owning 1,948,731 shares of Energy Ventures, Inc. common stock representing 10.3% ownership of the then outstanding shares (see Note K, Subsequent Events, to the Consolidated Financial Statements).

                     REFRIGERATED WAREHOUSING AND LOGISTICS

         Operations in this line of business have been conducted through two wholly owned subsidiaries, Wiscold, Inc. and The TLC Group, Inc. In fiscal 1996 the operations and management structure of these companies were combined to form Total Logistic Control, Inc. ("TLC").

         On September 1, 1992, Christiana acquired the assets of Wiscold, Inc., a Wisconsin corporation, formed in 1915, which was engaged in providing public refrigerated warehousing services, vegetable processing and individual quick freeze (IQF) services, automated vegetable poly bag and bulk packaging services, and transportation services into and out of its facilities.

         On January 4, 1994, Christiana acquired The TLC Group, Inc., a Zeeland, Michigan-based firm engaged in providing fully integrated third party logistic services, including warehouse, distribution and transportation services in both refrigerated and non-refrigerated facilities.

         Total Logistic Control now provides full service public and contract warehousing and logistic services in all ranges of refrigerated and ambient temperatures. TLC's transportation and distribution services include full service truckload, less-than-truckload and pooled consolidation in both temperature controlled and dry freight equipment, dedicated fleet services and specialized store-door delivery formats. Transportation and logistic services are provided utilizing company-owned equipment as well as through carrier management services utilizing third party common carriers. Integrated logistic services generally combine transportation, warehousing and information services to manage the distribution channel for a customer's products from the point of manufacturer to the point of consumption. The Company also provides a full range of international freight management services, fully computerized inventory management, kitting, repackaging and just-in-time production supply services.

         TLC's customers consist primarily of national, regional and local firms engaged in food processing, consumer product manufacturing, wholesale distribution and retailing. During fiscal 1996, TLC's top 10 customers accounted for approximately 40% of total revenues. TLC serves approximately 1,250 customers.

         Total Logistic Control is the nation's seventh largest provider of public refrigerated warehouse services. All of the Company's refrigerated facilities with the exception of a downtown Milwaukee facility are modern and efficient single story buildings at dock height elevation and fully insulated. The downtown Milwaukee facility, known as Wisconsin Cold Storage, is a 10 story building originally constructed in the early 1900s. TLC's refrigerated distribution centers are:

        - Rochelle Cold Storage, located in Rochelle, Illinois, is TLC's newest and largest refrigerated facility, initially constructed in 1986. Currently this facility is comprised of 14,100,000 cubic feet of capacity after undergoing four capacity expansions in 1988, 1990, 1993 and 1996. All space is capable of temperatures of -20 degrees Fahrenheit to ambient. Rochelle Cold Storage is strategically located at the intersection of two main line East-West railroads, the Burlington Northern and the Chicago Northwestern, and the cross roads of two interstate highway I 39 and I 88.

        - Badger Cold Storage, located in Beaver Dam, Wisconsin, was originally constructed in 1975. Since 1975 this facility has undergone three freezer additions, the most recent in 1991, and today is comprised of 7,200,000 cubic feet of freezer storage space. Badger Cold Storage serves distribution related customers as well as vegetable and cranberry processors. This facility's unique capabilities involve value added services for vegetable processors including IQF, blanching, slicing, dicing and packaging operations. Badger's IQF tunnels have the capacity to freeze 85,000 pounds of product per hour.

        - Mohawk Cold Storage, located in Wauwatosa, Wisconsin, was originally constructed in 1954. There have been six expansions of this facility and today the Mohawk facility comprises 4,300,000 cubic feet of which 3,754,000 cubic feet is freezer capacity and 546,000 cubic feet is cooler space. This facility has multi-temperature refrigerated storage ranging from -20 degrees Fahrenheit to +40 degrees Fahrenheit and daily blast freezing capacity of 750,000 pounds. This location has a 7-car private rail siding. An additional 3 million cubic feet of company owned refrigerated and processing space adjacent to the Mohawk facility is leased on a long term basis to a third party retail grocery company.

        - Wisconsin Cold Storage is located in Milwaukee, Wisconsin. Constructed in the early 1900s, it has 1,000,000 cubic feet of storage capacity comprised of 900,000 cubic feet of freezer space and 100,000 cubic feet of cooler space.

        - Taylor Logistic Center, located in Holland, Michigan, has undergone a number of expansions over the years, with a major reconstruction in 1983 after a fire destroyed approximately 50 percent of the facility. Today, this refrigerated facility comprises 2,100,000 cubic feet of storage capacity of which 1,300,000 cubic feet is freezer capacity, 400,000 cubic feet is cooler capacity and 400,000 cubic feet is convertible capacity between freezer and cooler. Taylor services both distribution customers as well as blueberry growers in the West Michigan area. This location is situated on a CSX rail spur with two refrigerated rail docks. This facility is held under a long term lease.

        - Kalamazoo Logistic Center campus is located in Kalamazoo, Michigan, and has two distribution centers at this location. Facility #1 is a 3,300,000 cubic foot facility with 1,100,000 cubic feet of freezer capacity, 400,000 cubic feet of cooler capacity and 1,800,000 cubic feet of dry storage capacity. This location services a number of distribution customers in the Midwest and is strategically located at the I 94 and US 31 crossroads in Michigan, equal distance between Chicago and Detroit.

        - Facility #2 is located adjacent to Facility #1 and is comprised of 2,800,000 cubic feet of capacity. This facility contains 1,500,000 cubic feet of cooler capacity and 1,300,000 cubic feet of freezer capacity. Two large distribution customers utilize 75% of this space. These facilities are held under long term leases.

        - Also located at the Kalamazoo Logistic Center is a company owned 10,000 square foot transportation equipment maintenance center. Approximately 50% of TLC's fleet of over-the-road transportation units is domiciled in Kalamazoo, Michigan.


        In addition to the refrigerated distribution centers described above, TLC operates a national network of owned and leased dry (non-refrigerated) distribution centers comprising over 1.5 million square feet of storage capacity. Dry distribution centers are located in Zeeland (2), Grand Rapids (2) and Kalamazoo, Michigan; Munster, Indiana; South Brunswick, New Jersey; Sparks, Nevada; Atlanta, Georgia; and Bayamon, Puerto Rico.

        Competition in integrated logistic services is on both a national and local basis with a predominant emphasis on transportation services. At present, there are no direct competitors providing the full scope warehousing and transportation services across the full range of temperatures in TLC's market. However, each of TLC's individual business segments is highly fragmented with many local, regional and national competitors, especially in the transportation and dry warehousing industries. TLC's competitive edge is its ability to provide fully integrated logistic services designed to its customers' distribution needs and utilizing its network of strategically located refrigerated and dry distribution centers. TLC's revenues and earnings can be affected by changes in competitive pricing, particularly at the local level, harvest yields of certain vegetable and fruit crops grown in the Upper Midwest, and general economic conditions.

        TLC holds a trademark on its name and logo. No other trademarks, patents, licenses, franchises or concessions are considered material to its business.

        Expenditures for research and development and compliance with environmental regulation have not been, and are not anticipated to be, significant.

                              ENERGY VENTURES, INC.

        The Company owns 1,948,731 shares of Energy Ventures, Inc. ("Energy Ventures" or "EVI") representing at June 30, 1996 an approximate 10.3% ownership interest (see Note K, Subsequent Events, to the Consolidated Financial Statements). The Company's holdings in Energy Ventures resulted from the June 30, 1995 merger of Prideco, a former majority owned subsidiary of the Company, with a subsidiary of EVI and a $13.2 million cash investment to purchase additional EVI shares in connection with the merger transaction. The Company accounts for its investment in EVI using the equity method (see Note B to the Consolidated Financial Statements).

        Energy Ventures, a New York Stock Exchange listed firm, is an international manufacturer and supplier of oilfield equipment and contract drilling services. The oilfield equipment segment manufacturers high performance tubulars and a complete line of artificial lift equipment as well as completion tools. Energy Venture's contract drilling segment consists of barge rigs used by major and large independent oil and gas companies for the exploration and development of natural gas primarily in the U.S. Gulf Coast area.

        Tubular products are provided through Energy Ventures' Grant Prideco tubular products division. This division's products consist of proprietary drill pipe and premium tubulars. Grant Prideco also designs, manufactures and markets proprietary premium threaded connections for tubing and casing used in oil and gas wells. Grant Prideco's products, particularly its premium tubulars, are used primarily in connection with natural gas exploration and production. Energy Ventures believes that Grant Prideco is the largest manufacturer and supplier of drill pipe in the world and is one of the largest manufacturers of premium tubulars in North America.

        Artificial lift and completion tool equipment is provided through Energy Ventures' newly formed EVI Oil Tools division through the consolidation of the Highland and Production Oil Tool businesses. EVI Oil Tools manufactures and services artificial lift and completion tool equipment and parts used for the production of crude oil. EVI Oil Tools provides a wide variety of proprietary and patented products. Energy Ventures believes that EVI Oil Tools is one of the two largest manufacturers and distributors of sucker rod lift equipment in the world. Energy Ventures further believes that in this class of lift, EVI Oil Tools provides the only integrated product line from the above ground equipment to the tools submersed in the producing reservoir.

        Contract drilling services are provided through Energy Ventures' Mallard drilling division. Mallard has 35 barge rigs operating in the U.S. Gulf Coast area or available for operation in that market. Mallard's domestic barge fleet is complemented by six offshore platform workover and drilling units. Internationally, Mallard operates one barge rig in Nigeria and has an agreement to acquire two additional barges which will be operated in Nigeria under a long term contract with a major oil company. Mallard also operates two platform rigs in Peru. Mallard owns four land rigs that are currently operated under contract in Argentina. Mallard owns a 49% interest in a joint venture that owns two land rigs in Peru.

        The principal customers of Energy Ventures are both domestic and international oil and gas companies and the companies that service them. Energy Ventures' business is highly competitive. Revenues and earnings can be affected by changes in competitive prices, fluctuations in the level of activity in major markets, general economic conditions and governmental regulations. Energy Ventures competes with a large number of companies, some of which have greater resources and more extensive and diversified operations.

                                   REAL ESTATE

        At June 30, 1996 Christiana owned 12 condominium homes in Villa Martinique located in the Tierrasanta section of San Diego, California. Tierrasanta is approximately 10 miles northeast of downtown San Diego. It is essentially a suburban community, built during the 1970s and early 1980s with a present population of about 20,000. Villa Martinique, originally developed and built by the Company, consists of 55 two-story, wood-frame and stucco, eight-plex condominium structures, for a total of 440 residential units. The project is between 15-20 years old.

        During fiscal 1996, the Company completed the sale of 71 condominium units as part of a phased program to refurbish and sell 366 company-owned condominium homes. This year's sales included 30 homes which were sold to a single buyer in as-is condition, without the Company incurring refurbishment expense. Real estate sales in fiscal 1996 generated pretax gains of $2,818,000 and produced $4,400,000 of after-tax cash flow.

        Since commencement of the retail sales program of 366 homes in August, 1991 through June 30, 1996, sales of 354 homes have been completed and an additional 8 homes were under contract for sale pending scheduled closings in the first quarter of fiscal 1997.

                                     PRIDECO

        Until June 30, 1995, Prideco was a 60% owned subsidiary of the Company. Prideco, headquartered in Houston, Texas, manufactured downhole tubular products used in the exploration and production of oil and gas wells. Prideco's products included drill pipe, drill collars, heavy weight pipe and premium casing.

        On June 30, 1995, Christiana completed a tax free merger of Prideco with Grant Acquisition Company, a wholly owned subsidiary of Energy Ventures, Inc. In the merger transaction Christiana exchanged its ownership in Prideco for 1,035,858 shares of EVI common stock.

                                    EMPLOYEES

        The following table shows the number of fulltime Christiana, Wiscold and TLC employees at the dates indicated.


                          Fulltime Employees at August 31,
                           1994          1995         1996

    Christiana             30              23          14
    Wiscold                207             253         292
    The TLC Group          316             413         389
    Prideco*               277             -           -
                           ---             ---         ---
       TOTAL               830             689         695

    ______________
    *    On  June  30,   1995  Prideco  was  merged  with   an
         operating unit of Energy Ventures, Inc. (NYSE:EVI).

        The decrease in Christiana employees from 23 in 1995 to 14 in 1996 is due to the near completion of condominium refurbishment and sales
   activities in fiscal 1996.   At August 31, 1996, Wiscold had 39 more
   fulltime employees than at the same date a year ago due to the expansion at Rochelle Cold Storage. The decrease in employees at The TLC Group is primarily related to initiatives to improve productivity in warehouse operations, the elimination of excess administrative overhead, and reductions in operating personnel in transportation.

   Item 2.   Properties

        Refrigerated Warehousing Facilities

        At June 30, 1996, Total Logistic Control operated seven public refrigerated warehouse facilities located in Wisconsin (3), Michigan (3), and Illinois (1). Other than Wisconsin Cold Storage, located in downtown Milwaukee, TLC's refrigerated facilities are large single-story buildings constructed at dock height with full insulation and vapor barrier protection. Refrigeration is provided by screw-type compressors in ammonia-based cooling systems. The facilities are strategically located and well served by rail and truck.

        TLC's refrigerated warehouse facilities are described in the following table:

                           Total Storage Space

           Location          (cubic feet in          Type of Facility
                                millions)

    Rochelle, Illinois               14.1      Distribution
    Beaver Dam, Wisconsin             7.2      Production/Distribution
    Wauwatosa, Wisconsin              4.3      Distribution
    Holland, Michigan *               2.1      Distribution /Production
    Kalamazoo, Michigan *
         Building # 1**               3.3      Distribution
         Building #2                  2.8      Distribution
    Milwaukee, Wisconsin              1.0      Distribution
                                     ----
        TOTAL                        34.8
                                     ====
    ______________
     *  Leased facility.
    ** Includes 1.8 million cubic feet of dry storage capacity.

        At both the Rochelle and Beaver Dam facilities the Company owns substantial additional acreage available for expansion.

        At June 30, 1996, TLC operated 10 public non-refrigerated or dry warehouse distribution facilities located in Michigan (5), Georgia, Indiana, Nevada, New Jersey and Puerto Rico. Zeeland Distribution Center II, located in Zeeland, Michigan and its recent expansion is a company owned facility. All other dry facilities are held under leases. Lease terms generally match underlying contracts with major customers served at each facility. These facilities are single story block or metal construction buildings. All dry facilities are constructed at dock height and are approved as food grade storage facilities.

        TLC's dry warehouse facilities are described on the following table:


                                                             Total Storage
                                                                 Space
                                                              (sq ft. in
               Facility                    Location            thousands)       Type of Facility

    Zeeland Distr. Center I*         Zeeland, MI                    202         Public
    Zeeland Distr. Center II         Zeeland, MI                    220         Public
    Kraft Avenue Distr. Ctr.*        Grand Rapids, MI                36         Public
    Grand Rapids Distr. Ctr. I*      Grand Rapids, MI                97         Public
    Michigan Distr. Ctr. I*          Kalamazoo, MI                   88         Public
    Central Distr. Center *          Munster, IN                    571         Contract/Public
    East Coast Distr. Center I*      So. Brunswick, NJ              200         Contract/Public
    West Coast Distr. Center I*      Sparks, NV                     152         Contract/Public
    Puerto Rico Warehouse*           Bayamon, PR                     30         Contract
    South East Distr. Center*        Atlanta, GA                     66         Public
                                                                  -----
        TOTAL                                                     1,662
                                                                  -----

    * Leased facility.

        TLC owns and operates a 10,000 square foot truck maintenance facility located at the Kalamazoo Logistic Center. This facility is used for the maintenance of TLC transportation equipment. In addition, the facility is used to perform limited outside maintenance on non-TLC vehicles.

   Item 3.   Legal Proceedings.

        None

   Item 4.   Submission of Matters to a Vote of Security Holders.

        None

   Part II

   Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters.

        The common stock of the Company is listed on the New York Stock Exchange. The table below sets forth the reported high and low sales prices as reported by the New York Stock Exchange for Christiana Companies common stock for quarters ended March 31, 1993 through September 13, 1996.

                            1996              1995                   1994                 1993
   Quarter Ended       Low     High         Low     High         Low      High         Low    High

   March 31         22 1/4   24 3/4      30 1/8   31 3/4      25 1/2    27 5/8      29 7/8  36
   June 30          20 1/8   24 1/4      25 1/8   30          24 5/8    34 5/8      24      29 7/8
   September 30*    21       22 3/8      24 3/4   27 1/2      29 1/2    34 1/2      22 5/8  27 1/4
   December 31        -        -         22       28 1/4      30        34 1/4      22 7/8  29 3/8

   * Ten weeks ended September 13, 1996.

        At September 13, 1996, there were approximately 976 shareholders of record. There have been no dividends paid since 1981, and based on the Company's strategic business plan of reinvesting cash flow and acquisitions, none are anticipated in the foreseeable future.

   Item 6.   Selected Financial Data.

        Selected Financial Data is provided under the caption "Five Year Financial Information" is included on page 34.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following table reflects the components of the Company's net earnings, after adjusting for minority interest, for each of the past three fiscal years:

                                                                Contribution to Net Earnings
    Fiscal Year Ended June 30                             1996                1995                  1994
                                                               Per                  Per                    Per
                                                     $        Share       $        Share       $          Share
    (In thousands, except for per share data)

    Christiana, including Corporate               $  971     $0.19     $1,528     $0.29     $2,923        $0.55
    Refrigerated Warehousing and Logistics         1,536      0.29      2,563      0.49        994         0.19
    Energy Ventures *                              1,096      0.21         --        --         --           --
    Prideco, net of Minority Interest                --         --        971      0.18        741         0.14
    Non-Operating Writedown                          --         --         --        --     (1,537)       (0.29)
                                                  ------     -----     ------     -----    -------        -----
    Net Earnings                                  $3,603     $0.69     $5,062     $0.96     $3,121        $0.59
                                                  ======     =====      =====     =====      =====        =====
    _________
    * Net of deferred taxes.


   Fiscal Year Ended June 30, 1996

        The Company's consolidated revenues for fiscal 1996 were $77,170,000 compared to $126,881,000 reported for fiscal 1995. Consolidated revenues in fiscal 1996 all of which were derived from the Refrigerated Warehousing and Logistics segment were lower this year due entirely to the June 30, 1995 merger of Prideco. Prior to the merger, Prideco's operations were included in Christiana's financial statements. In fiscal 1995, Prideco contributed $55,239,000, or 43.5% of the Company's consolidated revenues. In fiscal 1996, revenues of Christiana's operating business, Total Logistic Control, grew 8% to $77,170,000 compared to revenues of $71,642,000 for the previous year. The gain is primarily attributable to increased warehouse capacity and integrated logistic services.

        Selling, general and administrative expenses are lower by $4,208,000 compared to the previous year, of which approximately $3,800,000 is attributable to the deconsolidation of Prideco.

        Operating income for fiscal 1996 was $4,221,000 compared to $10,324,000 in fiscal 1995. The prior year included $4,225,000 from Prideco. Excluding Prideco and before non-recurring expenses of $310,000 associated with consolidating the operations of Wiscold and The TLC Group, operating income for fiscal 1996 was down $1,568,000 from the prior year to $4,531,000. The decline was the result primarily of lower vegetable processing and freezing volumes, increased labor expenses associated with the startup of high volume distribution accounts and high operating costs in transportation stemming from less than optimal utilization of equipment due to lower demand, high maintenance expense and price pressures related to general market conditions. In addition, during the year Total Logistic Control incurred expenses associated with the construction and initial occupancy of two new distribution centers without the benefit of concurrent revenues.

        Interest income in fiscal 1996 was $531,000, down from $942,000 the prior year due primarily to the use of $13,291,000 of cash to purchase additional Energy Ventures common stock in connection with the Prideco merger on June 30, 1995.

        The decline in interest expense of $1,746,000 in fiscal 1996 compared to the previous year is mainly related to the deconsolidation of Prideco which had $1,577,000 of interest expense in fiscal 1995.

        The Company's effective tax rate in fiscal 1996 increased to 40% from 37% primarily because of the absence of tax exempt interest and increased state taxes due to year to year changes in the relative state components of the Company's earnings.

        Consolidated net earnings for fiscal 1996 were $3,603,000 or $.69 per share, down $1,459,000 from net earnings in fiscal 1995 of $5,062,000 or $.96 per share. Before the effects of the consolidation charges, net income was $3,789,000 or $.73 per share, a decline of 25% compared to fiscal 1995. Equity in earnings of Energy Ventures totaled $1,096,000 after providing for deferred taxes. In fiscal 1995, Prideco's operations contributed net earnings of $971,000. Real estate sales in fiscal 1996 totaled 71 condominium homes contributing net earnings of $1,712,000 compared to sales of 48 homes last year which generated earnings of $1,850,000. In fiscal 1996, 30 homes were sold to a single buyer in an as-is condition without the Company incurring refurbishment expense. At year end, Christiana had 12 condominium homes available for sale, of which 8 were under contract awaiting scheduled closings during the first quarter of 1997.


   Fiscal Year Ended June 30, 1995

        Christiana Companies consolidated revenues for fiscal 1995 increased 40.7% from $90,153,000 to $126,881,000 due primarily to higher volume in Refrigerated Warehousing and Logistics operations which in fiscal 1995 included The TLC Group for a full twelve month period versus six months in fiscal 1994, as well as increased demand for Prideco's downhole premium tubular products. Within the Refrigerated Warehousing and Logistics business segment in fiscal 1995, both Wiscold and TLC increased revenues on a comparable period basis through higher utilization of warehousing facilities, vegetable processing and IQF operations. Revenues within this segment increased 67.7%. Warehousing, rental and related expenses increased primarily due to increased volume at both Wiscold and The TLC Group as well as the inclusion of TLC for a full 12 month period. Prideco's revenues increased 19% in fiscal 1995 to $55,239,000 as it operated at virtually full capacity for much of the year. Increased demand for all of Prideco's products resulted from a sustained level of drilling activity throughout the year and the depletion of surplus inventories of used tubular products. Selling prices of Prideco's products were modestly higher, however increased steel prices more than offset these gains. Prideco's gross margin increased marginally from 14.2% in fiscal 1994 to 14.7% in fiscal 1995 due primarily to higher absorption factors resulting from near full capacity production levels. Product pricing in Prideco's industry was intensely competitive throughout fiscal 1995 reflecting the existence of significant excess manufacturing capacity. Rental revenues from Christiana's real estate operations were lower in fiscal 1995 due entirely to fewer units being available for rent as a result of planned vacating of units in preparation for sale.

        Consolidated earnings from operations were $10,324,000 in fiscal 1995 compared to $6,422,000 in fiscal 1994, reflecting a 60.8% increase.
   Growth in operating earnings was primarily attributable to higher volume in Refrigerated Warehousing and Logistics. Within this business segment both Wiscold and TLC had higher utilization of warehousing, vegetable processing and IQF capacity all of which generally produce higher marginal contribution with increased volume once breakeven levels have been surpassed. During the year Wiscold commenced a new poly bag vegetable packaging operation at its Beaver Dam facility. At Prideco, earnings from operations increased 31.2% compared to the previous year as a result of higher volume.

        On June 30, 1995, Christiana completed a tax free merger of Prideco, a 60% owned subsidiary, with Grant Acquisition Company, a subsidiary of Energy Ventures, Inc. In the merger transaction Christiana received 1,035,858 shares of EVI common stock in exchange for its ownership in Prideco. The investment in Energy Ventures, Inc. is accounted for under the equity method.

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

                                     Year Ended June 30
                                    1995            1994

    Revenues                    $71,642,000      $67,572,000
    Net earnings                  4,173,000        2,998,000
    Earnings per share                $.079            $0.56

        Inflation in fiscal 1995 was a meaningful factor at Prideco which experienced a substantial increase in steel prices throughout the period. Due to competitive industry conditions these increases were not able to be entirely recovered in the selling price of Prideco's products.

   Financial Condition, Liquidity and Capital Resources

        Cash equivalents and short-term investments totaled $4,478,000 at June 30, 1996 compared to $3,197,000 at June 30, 1995. The Company's working capital at June 30, 1996 was $2,189,000 compared to $2,111,000 at June 30, 1995.

        Operating activities in fiscal 1996 provided cash of $8,563,000 derived primarily from net earnings, depreciation and amortization.

        Capital expenditures in fiscal 1996 totaled $19,715,000, the major components of which were: $11.4 million to construct and equip a new 3.5 million cubic foot refrigerated distribution and logistic center in Rochelle, Illinois; $2.2 million to construct and equip a new dry distribution center in Zeeland, Michigan; $2.3 million of transportation equipment additions and replacements, net of disposals; and $2.3 million in condominium home refurbishments.

        Financing activities in fiscal 1996 provided $3,648,000 consisting of $5.4 million of increased long term debt, net of repayments, issued to partially fund the two new warehouse additions. During fiscal 1996 the Company acquired 59,000 shares of its common stock in two transactions for a total cost of $1,236,000.

        The Company's balance sheet at June 30, 1996, reflects $23,631,000 as its carrying value for 1,948,731 shares of Energy Ventures common stock. At June 30, 1996 these shares had a market value of $63,334,000 or $32.50 per share. EVI has not paid dividends on its common stock since 1984 and it is anticipated, for the foreseeable future, that its earnings will be retained for the development of its business.

        During fiscal 1996 the Company refinanced a revolving credit agreement which was originally organized in 1994 to partially fund the acquisition of Wiscold, Inc. The Company established a new $40 million 5 year revolving credit agreement to fund the $11.4 million facility expansion in Rochelle, Illinois and to refinance the $29.8 million existing outstanding balance under the former agreement. Borrowings under the new revolving credit agreement are now unsecured and carry a 50 basis point lower rate of interest. At June 30, 1996 borrowings under this agreement totaled $35,248,000.

        At June 30, 1996, the Company had in place a $15 million unsecured line of credit for general corporate purposes. Borrowings under this line of credit bear interest on a floating rate of LIBOR plus 125 basis points or prime at the Company's option. At June 30, 1996, there were no borrowings under this facility.

        As otherwise described in this report, the Company has been engaged in refurbishing and selling its condominium homes. Sales of the remaining 12 homes whose refurbishment is substantially completed are anticipated in the first quarter of fiscal 1997. At June 30, 1996, 8 of the 12 homes available for sale were in escrow awaiting scheduled closings.

        The Company's current sources of capital include: cash generated from operations, the sale of 12 condominium homes, sale of existing mortgage portfolio, and borrowings under its revolving credit agreement and line of credit. The Company believes that current reserves of cash and short-term investments, access to existing credit facilities and internally generated cash from operations are sufficient to finance the projected cash requirements of its current operations.

        The Company continues to evaluate new acquisitions in areas strategic to existing operations as well as new lines of business. Future acquisitions may be funded through cash flow from operations, liquidation of mortgage notes receivable, liquidation of Energy Ventures stock, borrowings under its existing line of credit and other facilities, and equity issuance if desirable.

        As of June 30, 1996, the Company had no material capital commitments.

   Item 8.   Financial Statement and Supplementary Data.

        See Index to Financial Information on page 16.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                                     Part III

   Item 10.  Directors and Executive Officers of Registrant.

        The material in Section III of the 1996 Proxy Statement is incorporated herein by reference.

   Item 11.  Executive Compensation.

        The material in Section IV of the 1996 Proxy Statement is incorporated herein by reference.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management.

        The material in Section II and III of the 1996 Proxy Statement is incorporated herein by reference.

   Item 13.  Certain Relationships and Related Transactions.

        The material in Section IV of the 1996 Proxy Statement is incorporated herein by reference.

                                    Part IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.

        Financial Statement and Schedules:

        See Index on page 16.

        Exhibits:

        See Index on page 37.

        Reports on Form 8-K:

         Registrant filed a report on Form 8-K dated June 11, 1996 that disclosed the change in accounting for the investment in EVI.

                                   SIGNATURES

        Pursuant to the requirement of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Christiana Companies, Inc.

    Date:   September 13, 1996    By: /s/ Sheldon B. Lubar
                                  Sheldon B. Lubar, Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934 this 10-K report has been signed below on September 13, 1996 by the following persons on behalf of the Registrant and in the capacity indicated.

                                      Signature

    /s/ Sheldon B. Lubar         Chairman, Chief Executive
    Sheldon B. Lubar             Officer and a Director


    /s/ Gary R. Sarner           President, Chief Operating
    Gary R. Sarner               Officer and a Director


    /s/ William T. Donovan       Executive Vice President, Chief
    William T. Donovan           Financial Officer and a Director


    /s/ Raymond F. Logan         Vice President- Real Estate and
    Raymond F. Logan             a Director


    /s/ Betty J. White           Treasurer, Controller and
    Betty J. White               Assistant Secretary


    /s/ Nicholas F. Brady        Director
    Nicholas F. Brady


    /s/ David J. Lubar           Director
    David J. Lubar


    /s/ Albert O. Nicholas       Director
    Albert O. Nicholas

                           CHRISTIANA COMPANIES, INC.

                             FINANCIAL INFORMATION

                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                         FISCAL YEAR ENDED JUNE 30, 1996




                           CHRISTIANA COMPANIES, INC.
                         Index to financial information


                                                                     Page No.
   Consolidated Statements of Earnings for the years
    ended June 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . .  17

   Consolidated Balance Sheets as June 30, 1996 and June 30, 1995  . .  18

   Consolidated Statements of Shareholders' Equity for the
     years ended June 30, 1996, 1995 and 1994  . . . . . . . . . . . .  19

   Consolidated Statements of Cash Flows for the years
     ended June 30, 1996, 1995 and 1994  . . . . . . . . . . . . . . .  20

   Report of Independent Public Accountants  . . . . . . . . . . . . .  21

   Notes to Consolidated Financial Statements  . . . . . . . . . . . .  22

   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .  34

   CHRISTIANA COMPANIES, INC.
   CONSOLIDATED STATEMENTS OF EARNINGS


                                           Year Ended June 30

                                       1996           1995         1994
   Revenues:
     Product Sales                  $      -     $55,239,000  $46,428,000
     Warehousing, Rental and
      Related Services              77,170,000    71,642,000   43,725,000
                                    ----------   -----------   ----------
                                    77,170,000   126,881,000   90,153,000
                                    ----------   -----------   ----------
   Cost and Expenses:
     Cost of Product Sales                   -    47,134,000   39,840,000
     Warehousing, Rental and
      Related Expenses              65,418,000    57,684,000   35,136,000
     Selling, General &
      Administrative Expenses        7,531,000    11,739,000    8,755,000
                                   -----------   -----------   ----------
                                    72,949,000   116,557,000   83,731,000
                                   -----------   -----------   ----------
   Earnings From Operations          4,221,000    10,324,000    6,422,000
                                   -----------   -----------   ----------

   Other Income (Expense):
     Interest Income                   531,000       942,000      896,000
     Interest Expense               (3,096,000)   (4,842,000)  (3,710,000)
     Gain on Sales of Real Estate    2,818,000     3,083,000    5,615,000
     Equity in Earnings of Energy
       Ventures                      1,745,000           -            -
     Other Income (Expense), Net      (208,000)     (367,000)  (3,316,000)
                                    ----------    ----------   ----------
                                     1,790,000    (1,184,000)    (515,000)
                                    ----------    ----------   ----------
   Earnings Before Income Taxes
     and Minority Interest           6,011,000     9,140,000    5,907,000

   Income Tax Provision              2,408,000     3,394,000    2,256,000
                                    ----------    ----------   ----------
   Net Earnings Before Minority
     Interest                        3,603,000     5,746,000    3,651,000

   Minority Interest                       -        (684,000)    (530,000)
                                    ----------    ----------   ----------
   Net Earnings                    $ 3,603,000   $ 5,062,000  $ 3,121,000
                                    ==========    ==========   ==========

   Earnings Per Share                    $0.69         $0.96        $0.59
                                    ==========    ==========   ==========

   Weighted Average Number of
    Shares Outstanding               5,186,679     5,275,947    5,320,876



   See notes to consolidated financial statements.

   CHRISTIANA COMPANIES, INC.
   CONSOLIDATED BALANCE SHEETS

                                                   June 30
                                              1996           1995
   ASSETS
   Current Assets:
    Cash and Cash Equivalents              $3,728,000   $    375,000
    Short-Term Investments                    750,000      2,822,000
    Accounts Receivable, Net                8,294,000      8,260,000
    Inventories, Prepaids and Other         1,732,000      2,298,000
                                           ----------     ----------
     Total Current Assets                  14,504,000     13,755,000
                                           ----------     ----------
   Long-Term Assets:
    Investment in Energy Ventures          23,631,000     21,886,000
    Mortgage Notes Receivable               3,314,000      3,205,000
    Rental Properties, Net                    867,000      3,610,000
    Fixed Assets, Net                      81,283,000     71,104,000
    Goodwill                                5,749,000      5,906,000
    Other Assets                            1,670,000      2,276,000
                                          -----------    -----------
     Total Long-Term Assets               116,514,000    107,987,000
                                          -----------    -----------
   TOTAL ASSETS                          $131,018,000   $121,742,000
                                          ===========    ===========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
    Accounts Payable                    $   5,294,000  $   2,774,000
    Accrued Liabilities                     4,072,000      5,347,000
    Short-Term Debt                         1,354,000      1,844,000
    Current Portion of Long-Term Debt       1,295,000      1,679,000
                                         ------------   ------------
     Total Current Liabilities             12,015,000     11,644,000
                                         ------------   ------------
   Long-Term Liabilities:
    Long-Term Debt                         44,013,000     38,256,000
    Deferred Income Taxes                  12,674,000     11,866,000
    Other Liabilities                       1,239,000      1,266,000
                                         ------------   ------------
     Total Long-Term Liabilities           57,926,000     51,388,000
                                         ------------   ------------
     Total Liabilities                     69,941,000     63,032,000
                                         ------------   ------------
   Shareholders' Equity:
    Preferred Stock                              -              -
    Common Stock                           17,218,000     17,218,000
    Treasury Stock at Cost                 (1,236,000)          -
    Retained Earnings                      45,095,000     41,492,000
                                         ------------   ------------
     Total Shareholders' Equity            61,077,000     58,710,000
                                         ------------   ------------
   TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                               $131,018,000   $121,742,000
                                          ===========    ===========

   See notes to consolidated financial statements.

   CHRISTIANA COMPANIES, INC.
   CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
   EQUITY (1) (2)

                                                                                      Additional
                                         Common Stock           Treasury Stock         Paid-in        Retained
                                     Shares       Amount      Shares     Amount        Capital        Earnings         Total

   Balance, June 30, 1993         5,206,630    $5,207,000       -           -       $12,945,000     $33,309,000    $51,461,000

   Issuance of Stock                234,269       234,000       -           -         5,272,000             -        5,506,000

   Net Earnings for the Year            -             -         -           -                -        3,121,000      3,121,000
                                  ---------     ---------    ------    --------      ----------      ----------     ----------

   Balance, June 30, 1994         5,440,899    $5,441,000       -           -       $18,217,000     $36,430,000    $60,088,000

   Repurchase of Stock             (245,269)     (245,000)      -           -        (6,195,000)           -        (6,440,000)

   Net Earnings for the Year            -             -         -           -               -         5,062,000      5,062,000
                                  ---------     ---------    ------    --------      ----------      ----------     ----------

   Balance, June 30, 1995         5,195,630    $5,196,000       -           -       $12,022,000     $41,492,000    $58,710,000

   Purchase of Treasury
       Stock                            -             -    (59,000) $(1,236,000)            -               -      $(1,236,000)

   Net Earnings for the Year            -             -         -           -               -         3,603,000      3,603,000
                                  ---------     ---------    ------    --------      ----------      ----------     ----------

   Balance, June 30, 1996         5,195,630    $5,196,000  (59,000) $(1,236,000)    $12,022,000     $45,095,000    $61,077,000
                                  =========     =========    ======   =========      ==========      ==========     ==========


   (1) Preferred stock: $10 par value, 1,000,000 shares authorized, none issued.

   (2)  Common stock: $1 par value, 12,000,000 shares authorized.

   See notes to consolidated financial statements.

   CHRISTIANA COMPANIES, INC.
   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Year Ended June 30
                                           1996         1995         1994
   CASH FLOWS FROM OPERATING
    ACTIVITIES:
   Net Earnings                        $ 3,603,000  $ 5,062,000  $ 3,121,000
   Adjustments to Reconcile Net
      Earnings to Net Cash Provided
      By Operating Activities:
    Depreciation and Amortization        7,159,000    8,207,000    6,255,000
    Gain on Sale of Assets              (3,024,000)  (3,213,000)  (5,607,000)
    Deferred Income Tax (Benefit)
     Provision                          (1,084,000)   1,462,000     (483,000)
    Minority Interest                        -          684,000      530,000
    Equity in Earnings of EVI           (1,745,000)        -            -
   Changes in Assets and
      Liabilities:
    (Increase) in Accounts
     Receivable                            (34,000)  (2,240,000)  (2,436,000)
    (Increase) Decrease in
     Inventories                          (191,000)   2,566,000   (5,337,000)
    (Increase) Decrease in
     Prepaids and Other Assets             788,000     (485,000)   4,058,000
    Increase in Payables and
      Accruals                           3,091,000      396,000      779,000
                                        ----------   ----------   ----------
   Net Cash Provided By Operating
    Activities                           8,563,000   12,439,000      880,000

   CASH FLOWS FROM INVESTING
    ACTIVITIES:
    Proceeds from (Purchase of)
     Short-Term Investments, Net
     Investments, Net                    2,072,000   11,742,000  (11,064,000)
    Capital Expenditures               (19,715,000) (10,931,000)  (7,285,000)
    Business Acquisitions, Net of
     Cash Acquired                           -      (13,291,000)  (5,630,000)
    (Increase) Decrease in Mortgage
     Notes Receivable                     (109,000)     356,000    1,131,000
    Decrease in Cash due to Merger
     of Prideco                              -         (533,000)       -
    Proceeds from Sale of Assets         8,894,000    6,954,000   11,538,000
                                       -----------    ---------   ----------
   Net Cash Used In Investing
    Activities                          (8,858,000)  (5,703,000) (11,310,000)

   CASH FLOWS FROM FINANCING
    ACTIVITIES:
    Borrowings (Payments) on Line
     of Credit, Net                       (489,000)     501,000    1,533,000
    Stock Repurchase                    (1,236,000)  (3,805,000)        -
    Proceeds from Notes Payable          9,011,000    4,125,000    5,000,000
    Payments of Notes and
     Mortgages Payable                  (3,638,000) (11,111,000)  (4,983,000)
                                        ----------  -----------   ----------
   Net Cash Provided By (Used In)
    Financing Activities                 3,648,000    (10,290,000) 1,550,000

   NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                 3,353,000   (3,554,000)  (8,880,000)

   BEGINNING CASH AND CASH
    EQUIVALENTS, JULY 1                    375,000    3,929,000   12,809,000
                                        ----------   ----------  -----------
   ENDING CASH AND CASH EQUIVALENTS,
    JUNE 30                            $ 3,728,000 $    375,000 $  3,929,000
                                        ==========   ==========  ===========
   Supplemental Disclosures of Cash
    Flow Information:
    Interest Paid                      $ 3,228,000 $  4,612,000 $  3,829,000
    Income Taxes Paid                  $ 2,579,000 $  2,950,000 $  1,570,000


   See notes to consolidated financial statements.

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



   BOARD OF DIRECTORS AND SHAREHOLDERS OF
   CHRISTIANA COMPANIES, INC.:

        We have audited the accompanying consolidated balance sheets of Christiana Companies, Inc. (a Wisconsin corporation) as of June 30, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three year period ended June 30, 1996, as restated (See Note B). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Christiana Companies, Inc. as of June 30, 1996 and 1995, and the results of its consolidated operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.






   ARTHUR ANDERSEN LLP
   Milwaukee, Wisconsin
   August 2, 1996

   CHRISTIANA COMPANIES, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Three years ended June 30, 1996)


   A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Description of Business:   At June 30, 1996, Christiana is engaged in
   providing public refrigerated and dry (non-refrigerated) warehousing and logistic services; refurbishing and selling of residential housing in San Diego; and owning 1,948,731 shares of Energy Ventures, Inc. common stock which represented a 10.3% ownership interest at that date.

      Principles of Consolidation: The consolidated financial statements include the accounts of Christiana Companies, Inc., ("Christiana") and its majority-owned subsidiaries (together with Christiana referred to as the "Company"). All material intercompany transactions have been eliminated.

      Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Short-Term Investments: As of June 30, 1996 and 1995, short-term investments are classified as "available for sale" and include U.S. Treasury securities maturing in less than one year. These investments are carried at market, which approximates cost.

      Accounts Receivable: Accounts receivable are presented net of a reserve for bad debts of $253,000, $120,000 and $94,000 at June 30, 1996,
   1995, and 1994, respectively. The provision for bad debts was $227,000, $85,000 and $88,000 for the years ended June 30, 1996, 1995, and 1994, respectively. Deductions from the reserve were $94,000, $59,000 and $122,000 for the years ended June 30, 1996, 1995, and 1994, respectively.

      Investment in Energy Ventures, Inc.: At June 30, 1996, the Company owned 1,948,731 shares of Energy Ventures, Inc. (NYSE:EVI) which represented 10.3% of the then outstanding common stock. Based on the facts and circumstances associated with the Investment in EVI, including the Company's Board representation, and in accordance with the Accounting Principles Board Opinion No. 18 the Company accounts for this investment under the equity method of accounting. At June 30, 1996, these shares had a market value of $63,334,000.

      Mortgage Notes Receivable: At June 30, 1996, mortgage notes receivable, derived from condominium sales, totaled $3,314,000 and accrue interest at rates ranging from 6.5% to 9.125%.

      The principal balance of mortgage notes receivable matures as follows:


                           Year Ended June 30

            1997  $  33,000      2000           $  66,000
            1998     54,000      2001              44,000
            1999    129,000      Thereafter     2,988,000


      During the years ended June 30, 1996 and 1995, mortgage notes receivable of $286,000 and $928,000, respectively, were sold or prepaid.

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


                                           At June 30,            Estimated
                                       1996           1995       Useful Lives

   Rental Properties               $ 1,029,000     $ 4,504,000    20-40 years
     Less:  Accumulated
         Depreciation                 (162,000)       (894,000)
                                    ----------      ----------
                                      $867,000      $3,610,000
                                    ==========      ==========
   Fixed Assets:
     Land                            3,416,000       3,416,000         -
     Machinery and Equipment        54,314,000      46,081,000      5-7 years
     Buildings and Improvements     41,394,000      34,033,000    30-32 years
     Construction-In-Progress           12,000         140,000         -
     Less:  Accumulated
         Depreciation              (17,853,000)    (12,566,000)
                                    ----------      ----------
                                   $81,283,000     $71,104,000
                                    ==========      ==========

      Goodwill: Goodwill is amortized on a straight-line basis over 40 years ($157,000 in 1996 and $214,000 in 1995). The accumulated amortization at June 30, 1996 and 1995 was $409,000 and $252,000, respectively. The
   Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life may warrant revision or that the remaining balance of goodwill may not be recoverable.

      Other Assets: Other Assets primarily represent deferred charges and cash surrender value of officer's life insurance. At June 30, 1995, Other Assets included a partnership interest which represented 5% ownership in a Chicago office building. This asset was written down to $230,000 in 1994 to reflect its realizable value.

      Income Taxes: Deferred income taxes are provided on the temporary differences in the carrying values of assets and liabilities for financial reporting and income tax purposes.

      Earnings Per Share: Earnings per share is computed on the basis of the weighted average number of common shares outstanding.

      Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of less than ninety days to be cash equivalents.

      Reclassifications: Certain reclassifications have been made in the 1994 and 1995 statements to conform with 1996 presentation.

   B. RESTATEMENTS:

      The Company has restated its previously issued June 30, 1995 financial statements to reflect adjustments required to account for the Company's investment in Energy Ventures, Inc. under the equity method of accounting instead of the cost method, as was previously reported. After reevaluating all of the facts and circumstances, the Company has determined that the equity method is the appropriate accounting for this investment under generally accepted accounting principles.

      The restated Consolidated Statement of Earnings for the year ended
   June 30, 1995 excludes the "Gain on Merger of Prideco" in the amount of $10,050,000 (pre-tax) that was originally reported, along with the related income tax effects.

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

   C. ACQUISITIONS:

      On June 30, 1995, Prideco, Inc. ("Prideco"), a majority-owned subsidiary of the Company, merged with Grant Acquisition Company, a wholly-owned subsidiary of Energy Ventures, Inc. (NYSE:EVI). In the merger, the Company's shares of Prideco were converted into 1,035,858 shares of Common Stock, $1.00 par value, of EVI. Accordingly, the individual accounts of Prideco have been eliminated from the Company's June 30, 1995 Balance Sheet which reflects the effect of the merger. Prideco's results of operations are included in the Company's Consolidated Statement of Earnings through June 30, 1995, the date of the merger. Concurrent with the merger, the Company acquired an additional 912,873 shares of EVI common stock directly from EVI and the minority shareholders of Prideco for an aggregate cash price of $13,291,000. The 1,948,731 shares of EVI common stock acquired by the Company in the transactions referred to above represented 13.1% of the then outstanding shares of EVI common stock.

      On January 4, 1994, the Company acquired, by way of merger, The TLC Group, Inc., a Zeeland, Michigan-based firm which provides fully integrated logistic services including refrigerated and dry warehousing, transportation and information services. The purchase price consisted of approximately $5,630,000, the issuance of 234,269 shares of Christiana common stock, an 8% subordinated note in the amount of $1,764,000 and the assumption of its liabilities. As part of this acquisition, the assets of The TLC Group were revalued to their fair market value with the excess of purchase price over fair value amounting to $5,991,000 being recorded as
   goodwill.   This acquisition was accounted for as a purchase and
   accordingly, the results of TLC's operations are included in the consolidated financial statements of the Company since the date of acquisition.

      During fiscal 1995, the Company repurchased the 234,269 shares issued in the TLC acquisition for $3,805,000 and a three year note in the amount of $2,286,000.

      The following summarizes the unaudited consolidated pro forma operating results of the Company as if the merger of Prideco, the acquisition of EVI shares and the acquisition of The TLC Group had occurred at the beginning of fiscal year 1994.

                                Year Ended           Year Ended
                                 June 30              June 30
                                    1995                1994

    Revenues                    $71,642,000          $67,572,000
    Net Earnings                  4,173,000            2,998,000
    Earnings Per Share                $0.79                $0.56

      Pro forma results are not necessarily indicative of results that would have occurred had the purchase been made at the beginning of the respective period, or of results which may occur in the future.

   D.  INDEBTEDNESS:

      The following is a summary of consolidated indebtedness:

                                               At June 30,
                                          1996             1995
    Christiana Corporate
       Notes Payable                   $ 2,286,000      $2,286,000

    Wiscold, Inc.
       Revolving Credit Agreement       35,248,000      30,273,000

    The TLC Group, Inc.
       Line of Credit                    1,354,000       1,844,000
       Notes Payable, Equipment
         Related                         6,010,000       5,612,000
       Subordinated Note                 1,764,000       1,764,000
                                        ----------      ----------
           Subtotal                     46,662,000      41,779,000

    Less:  Current Portion of Long-
     Term Debt                          (1,295,000)     (1,679,000)
               Short-Term Debt          (1,354,000)     (1,844,000)
                                        ----------      ----------
    Long-Term Debt                     $44,013,000     $38,256,000
                                        ==========      ==========

      Christiana has a $15,000,000 unsecured line of credit, renewable annually. Borrowings under this line bear interest at either the London Interbank Offered Rate ("LIBOR") plus 125 basis points, or prime at the
   Company's option.   No compensating balances are required under the terms
   of this credit facility.

      Notes payable attributable to Christiana Corporate are amounts due as a result of repurchased common stock.

      Wiscold, Inc. has a new revolving credit agreement that provides for borrowings at June 30, 1996 up to $40,000,000. This new credit facility replaces a $44 million credit facility which was organized in conjunction with the acquisition of Wiscold. The new revolving credit was organized to partially fund the construction of a new refrigerated distribution center in Rochelle, Illinois and to refinance the former credit facility. Borrowings under this agreement mature on March 31, 2001 and bear interest, payable monthly at either LIBOR plus 125 basis points, or a floating rate at the bank's prime rate (6.7% at June 30, 1996) and are unsecured. At June 30, 1995 Wiscold's borrowings under its original revolving credit were priced at LIBOR plus 175 basis points or prime (7.10% at June 30, 1995) and were secured by Wiscold's assets. The new revolving credit agreement requires, among other things, that Wiscold maintain defined levels of net worth and debt service coverage and restricts certain of Wiscold's activities including limitation on new indebtedness and the disposition of assets. No compensating balances are required under the terms of this credit facility.

      In fiscal 1993, Wiscold entered into an interest rate swap agreement ("Swap") which effectively fixed the interest rate payable by Wiscold at 5.3% plus the LIBOR spread. The Swap was issued with respect to principal in the original amount of $30,000,000 declining with scheduled reductions and matures on December 31, 1997. At June 30, 1996, $20,750,000 of borrowings were covered by the swap thereby fixing the rate on this amount at 6.55%.

      The TLC Group has a bank line of credit which permits borrowings up to $5,000,000. Borrowings bear interest at either LIBOR plus 200 basis points, or the bank's prime rate, at TLC's option (7.48% and 8.06% at June 30, 1996 and 1995, respectively), and are secured by TLC accounts receivable. Notes payable relate to specific equipment purchases, primarily transportation and material handling equipment and a new distribution facility, and are secured by specified assets. These notes bear interest on both fixed and floating terms ranging from 6.375% to 9.37%. No compensating balances are required under the terms of these credit arrangements. TLC's subordinated note bears interest at 8% and was incurred in the redemption of a former shareholder's ownership coincident with the sale to Christiana. This obligation is guaranteed by Christiana.

      Future maturities of consolidated indebtedness are as follows:


       Year Ended
         June 30           Wiscold         TLC Group       Christiana         Total

          1997                   -        $1,295,000               -       $ 1,295,000
          1998           $   248,000       1,469,000        $2,286,000       4,003,000
          1999             5,000,000       2,919,000               -         7,919,000
          2000             5,000,000         212,000               -         5,212,000
          2001            25,000,000         151,000               -        25,151,000
       Thereafter                -         1,728,000               -         1,728,000


      The weighted average interest rate paid on short term borrowings, all of which was attributable to TLC, was 8.21% and 7.69% for fiscal 1996 and 1995, respectively. The carrying value of the Company's debt approximates fair value.


   E.  INCOME TAXES:

      The Income Tax Provision consists of the following:

                                     Year Ended June 30
                           1996              1995              1994
   Current
     Federal            $3,029,000         $1,866,000       $2,372,000
     State                 463,000             66,000          367,000
   Deferred             (1,084,000)         1,462,000         (483,000)
                         ---------         ----------        ---------
                        $2,408,000         $3,394,000       $2,256,000
                         =========         ==========        =========

      The components of Deferred Income Taxes are:


                                                 At June 30
                                             1996          1995
   Deferred Tax Assets:
    Alternative Minimum Tax               $1,255,000    $1,279,000
    Other                                  1,431,000       817,000
                                           ---------     ---------
      Total Deferred Tax Asset           $ 2,686,000   $ 2,096,000
                                           ---------     ---------
   Deferred Tax Liabilities:
    Condemnation Proceeds                $ 5,259,000   $ 5,259,000
    Tax Over Book Depreciation             7,311,000     6,752,000
    Investment in Joint  Venture               -         1,730,000
    Equity in Earnings of EVI                649,000         -
    Installment Sale                         676,000       418,000
    Other                                  1,083,000     1,313,000
                                          ----------    ----------
      Total Deferred Tax Liability       $14,978,000   $15,472,000
                                          ----------    ----------
   Net Deferred Tax Liability            $12,292,000   $13,376,000
                                          ==========    ==========

    A reconciliation of the statutory Federal income tax rate to the Company's effective tax rate follows:

                                          Year Ended June 30
                                       1996      1995      1994

   Statutory Federal Income Tax Rate    34%       34%       34%
    Increase (Reduction) in Taxes
        Resulting From:
      State Income Tax, Net               5         3         3
      Municipal Bond Interest            -         (1)        -
      Other                               1         1         1
                                       ----      ----      ----
                                        40%       37%       38%
                                       ====      ====      ====

   F.  EMPLOYEE BENEFIT PLANS:

    The Company has 295,000 shares of its common stock reserved for issuance under a stock option plan, which permits the granting of options as well as appreciation rights and awards. During fiscal 1996, options for a total of 100,000 shares were granted at an exercise price of $24.25. During fiscal 1995, options for a total of 5,000 shares were granted at an exercise price of $28.8125 per share. At June 30, 1996 and 1995, 23.5% and 27.4%, respectively, of total options granted were exercisable. The remaining options are exercisable over the next eight years.

    Changes in stock options outstanding are summarized as follows:

                                   Number of  Exercise Price
                                    Options     Per Option

   Balance, June 30, 1993           116,250   33.500 - 34.375
    Options Granted                  35,000   26.000 - 27.125
                                    -------   ---------------
   Balance, June 30, 1994           151,250   26.000 - 34.375
    Options Granted                   5,000           28.8125
    Options Canceled                  5,000            27.125
                                    -------   ---------------
   Balance, June 30, 1995           151,250   26.000 - 34.375
    Options Granted                 100,000            24.250
    Options Canceled                  7,500   27.125 - 34.375
                                    -------   ---------------
   Balance, June 30, 1996           243,750   24.250 - 34.375
                                    =======   ===============

    The Company has 401(k) plans covering Christiana, Wiscold and TLC employees. The costs under these plans have not been material. The Company does not provide post employment medical or life insurance benefits.

   G.  COMMITMENTS:

    The TLC Group has operating leases for warehousing and office facilities. Rental expense under these leases was $5,479,000, $5,100,000 and $3,135,000 in fiscal 1996, 1995 and 1994, respectively. At June 30, 1996, future minimum lease payments under these operating leases are as follows:

                   Year Ended June 30

              1997                   $ 4,896,000
              1998                     2,712,000
              1999                     2,471,000
              2000                     2,124,000
              2001                     1,894,000
             Thereafter               13,682,000


   H.  ACCOUNTING STANDARDS:

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company has adopted these statements effective July 1, 1996. The Company elected to adopt only the disclosure requirements of SFAS No. 123. The adoption of SFAS No. 121 is not expected to have a material impact on the financial statements.

   I.  MARKET SEGMENT INFORMATION

    The Company was engaged in primarily two distinct lines of business, namely, the manufacture of industrial products and the operation of warehousing, logistic services and rental properties. On June 30, 1995, the Company's manufacturing segment, Prideco, was merged with a unit of Energy Ventures, Inc.


                                                          Year Ended June 30
                                                 1996            1995             1994

   REVENUES
      Industrial Products                  $    -           $ 55,239,000    $ 46,428,000
      Warehousing and Rental Operations      77,170,000       71,642,000      43,725,000
                                            -----------      -----------     -----------
             Total                         $ 77,170,000     $126,881,000    $ 90,153,000
                                            ===========      ===========     ===========
   EARNINGS FROM OPERATIONS
     Industrial Products                   $      -         $  4,226,000    $  3,222,000
     Warehousing and Rental Operations        5,580,000        7,533,000       4,858,000
     Corporate Expenses                      (1,359,000)      (1,435,000)     (1,658,000)
                                            -----------      -----------     -----------
            Total                          $  4,221,000     $ 10,324,000    $  6,422,000
                                            ===========      ===========     ===========
   ASSETS
      Industrial Products                  $      -         $      -        $ 30,372,000
      Warehousing and Rental Operations      98,370,000       91,992,000      95,538,000
      Corporate                              32,648,000       29,750,000      21,655,000
                                            -----------      -----------     -----------
             Total                         $131,018,000     $121,742,000    $147,565,000
                                            ===========      ===========     ===========

   CAPITAL EXPENDITURES
     Industrial Products                   $      -         $    682,000     $   979,000
     Warehousing and Rental Operations       19,715,000       10,249,000       6,306,000
                                            -----------      -----------     -----------
            Total                          $ 19,715,000     $ 10,931,000    $  7,285,000
                                            ===========      ===========     ===========
   DEPRECIATION AND AMORTIZATION
     Industrial Products                   $      -         $  1,256,000     $ 1,240,000
     Warehousing and Rental Operations        7,144,000        6,885,000       4,950,000
     Corporate                                   15,000           66,000          65,000
                                            -----------      -----------     -----------
            Total                          $  7,159,000     $  8,207,000    $  6,255,000
                                            ===========      ===========     ===========

       There were no intersegment sales. Corporate assets consist primarily of cash equivalents, short-term investments, marketable securities and residential real estate.

   J.     ENERGY VENTURES, INC. SUMMARY FINANCIAL INFORMATION:

       The following represents summarized financial information for Energy Ventures, Inc. The Company's investment is accounted for under the equity method. Energy Ventures fiscal year ends on December 31, 1995. For more information regarding Energy Ventures' financial condition and operations, reference is made to the Energy Ventures Form 10-K filed with the Securities and Exchange Commission.

                               Summarized Balance Sheets
                                     At December 31,
   (In Thousands)               1995                1994

   Current Assets             $249,574            $164,803
   Noncurrent Assets           241,486             185,885
                               -------             -------
      Total Assets            $491,060            $350,688
                               =======             =======
   Current Liabilities        $ 97,116            $ 70,465
   Noncurrent Liabilities      165,878             169,310
   Stockholders' Equity        228,066             110,913
                               -------             -------
                              $491,060            $350,688
                               =======             =======


                          Summarized Income Statements

                                         For Year Ended December 31,
                                      1995          1994           1993
    (In Thousands)

    Revenues                       $ 351,587      $ 248,537      $246,017
    Expenses                        (319,147)      (229,068)     (227,462)
    Other Expenses, Net              (16,049)       (13,021)       (5,744)
                                    --------       --------      --------
    Income Before Taxes               16,391          6,448        12,811
    Taxes                             (5,080)        (1,806)       (4,864)
                                    --------       --------      --------
    Income from Continuing
      Operations                      11,311          4,642         7,947
    Discontinued Operations, Net
      of Taxes                           -              -          (2,057)
                                    --------       --------      --------
    Income before Extraordinary
      Item                            11,311          4,642         5,890
    Extraordinary Item                   -           (3,784)          -
                                    --------       --------      --------
    Net Income                     $  11,311       $    858      $  5,890
                                    ========        =======       =======


    The Company's share of undistributed net earnings of EVI included in retained earnings was $1,096,000 at June 30, 1996.


   K.     SUBSEQUENT EVENTS:

      In July 1996, mortgage notes receivable of $1,305,000 were sold or prepaid. Principal proceeds received were approximately $1,284,000.

      In July 1996, EVI issued 3.45 million additional shares of stock at $31.125 raising $102 million of equity capital. The share issuance reduced Christiana's ownership percentage from 10.3% to 8.7%. The effect of this issuance will result in an increase in the Company's investment in EVI of approximately $6.7 million. This increase will be recorded through an increase to shareholders' equity, net of tax, during the first quarter of fiscal 1997.

   CHRISTIANA COMPANIES, INC.

   L.        PARENT COMPANY ONLY STATEMENTS

    Following are the Parent Company only Condensed Balance Sheet, Statement of Operations and Statement of Cash Flows:


                         Parent Company Only Statements
                             Condensed Balance Sheet
                          As of June 30, 1996 and 1995

                                                     At June 30,
                                                  1996         1995
    ASSETS:

    Current Assets:
     Cash Equivalents and Short-Term
       Investments                           $  4,444,000   $ 2,823,000
     Accounts Receivable and Other Current
       Assets                                   1,309,000     1,590,000

    Long-Term Assets:
     Investment in EVI                         23,631,000    21,886,000
     Investments in and Advances to
       Subsidiaries                            34,071,000    34,418,000
     Fixed Assets, Net                         11,330,000    11,395,000
     Other Assets                               1,035,000       987,000
                                               ----------    ----------
    TOTAL ASSETS                              $75,820,000   $73,099,000
                                               ==========    ==========
    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities:
     Accounts Payable and Accrued
       Liabilities                            $ 1,884,000   $ 2,515,000

    Long-Term Liabilities:
     Deferred Income Taxes                      9,711,000     8,714,000
     Other Liabilities                          3,148,000     3,160,000
                                               ----------    ----------
    Total Liabilities                          14,743,000    14,389,000
                                               ----------    ----------
    Total Shareholders' Equity                 61,077,000    58,710,000
                                               ----------    ----------
    TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                   $75,820,000   $73,099,000
                                               ==========    ==========

   CHRISTIANA COMPANIES, INC.

                         Parent Company Only Statements
                        Condensed Statement of Operations
                For the Years Ended June 30, 1996, 1995 and 1994

                                           Fiscal Year Ended June 30,
                                       1996           1995         1994

    Revenues:
     Warehousing, Rentals and
      Related Services              $11,432,000   $10,943,000   $9,600,000
                                     ----------    ----------   ----------
                                     11,432,000    10,943,000    9,600,000
                                     ----------    ----------   ----------
    Costs and Expenses:
     Warehousing, Rentals and
      Related Expenses                7,692,000     6,682,000    4,506,000
     Selling, General and
      Administrative Expenses         1,504,000     1,582,000    3,369,000
                                     ----------    ----------   ----------
                                      9,196,000     8,264,000    7,875,000
                                     ----------    ----------   ----------
        Earnings From Operations      2,236,000     2,679,000    1,725,000

    Other Income (Expense):
     Interest Income (Expense),
      Net                              (426,000)        2,000      163,000
     Equity in Earnings of EVI        1,745,000        -            -
     Other Income (Expense)          (3,129,000)   (2,683,000)  (4,888,000)
                                     ----------    ----------   ----------
        Total Other Income
          (Expense)                  (1,810,000)   (2,681,000)  (4,725,000)
                                     ----------    ----------   ----------
    Earnings Before Income Taxes        426,000        (2,000)  (3,000,000)

    Income Tax Provision
      (Benefit)                         167,000      (648,000)  (1,200,000)
                                     ----------   -----------  -----------
    Net Earnings (Loss) Before
     Equity in Undistributed
     Net Earnings of
      Subsidiaries                      259,000       646,000   (1,800,000)

    Equity in Undistributed Net
     Earnings of Subsidiaries         3,344,000     4,416,000    4,921,000
                                     ----------    ----------    ---------
    Net Earnings                    $ 3,603,000   $ 5,062,000   $3,121,000
                                     ==========    ==========    =========

   CHRISTIANA COMPANIES, INC.


                         Parent Company Only Statements
                             Statement of Cash Flows
                For the Years Ended June 30, 1996, 1995 and 1994


                                           Fiscal Year Ended June 30,
                                         1996         1995         1994

    CASH FLOWS FROM OPERATING
     ACTIVITIES:
     Net Earnings                     $ 3,603,000  $ 5,062,000  $ 3,121,000
     Adjustments to Reconcile Net
      Earnings to Net Cash
       Provided By (Used In)
        Operating Activities:
          Equity in Earnings of EVI    (1,745,000)      -            -
          Equity in Undistributed Net
            Income of Subsidiaries     (3,344,000)  (4,416,000)  (4,921,000)
          Depreciation and
            Amortization                  859,000      828,000      762,000
          Deferred Income Tax
            Provision                     997,000    1,348,000      710,000
          Net Changes in Assets and
            Liabilities                  (410,000)   1,868,000   (2,402,000)
                                        ---------    ---------   ----------
    Net Cash Provided By (Used In)
     Operating Activities                 (40,000)   4,690,000   (2,730,000)

    CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Proceeds from (Purchase of)        2,072,000   11,742,000  (11,064,000)
      Short-Term Investments
     Capital Expenditures                (793,000)    (143,000)    (583,000)
     Investment In Subsidiaries         3,691,000   (2,546,000)   5,183,000
     Investment In Energy Ventures,
      Inc.                                  -      (13,291,000)        -
                                       ----------  -----------  -----------
    Net Cash Provided By (Used In)
     Investing Activities               4,970,000   (4,238,000)  (6,464,000)

    CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Stock Repurchase/Purchase of
      Treasury Stock                   (1,236,000)  (3,805,000)        -
                                       ----------    ---------  -----------
    Net Cash Used In Financing
     Activities                        (1,236,000)  (3,805,000)        -


    NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS               3,694,000   (3,353,000)  (9,194,000)

    BEGINNING CASH AND CASH
     EQUIVALENTS, JULY 1                    1,000    3,354,000   12,548,000
                                       ----------  -----------   ----------
    ENDING CASH AND CASH EQUIVALENTS,
     JUNE 30                          $ 3,695,000  $     1,000  $ 3,354,000
                                       ==========  ===========   ==========

   CHRISTIANA COMPANIES, INC.
   QUARTERLY FINANCIAL INFORMATION
   (unaudited)

                                                         Quarter Ended
                                 September      December         March           June          Total

   Fiscal 1996
   Warehousing, Logistics and
    Rental Revenue               $19,937,000   $19,651,000   $19,416,000    $18,166,000    $77,170,000

   Earnings From Operations        2,053,000     1,053,000       810,000        305,000      4,221,000
   Earnings Before Taxes           2,694,000     1,249,000     1,510,000        558,000      6,011,000
   Net Earnings                    1,638,000       760,000       918,000        287,000      3,603,000
   Earnings Per Share                  $0.32         $0.14         $0.18          $0.05          $0.69

   Fiscal 1995
   Product Sales                 $12,900,000   $12,790,000   $14,221,000    $15,328,000  $  55,239,000
   Warehousing, Logistics and
    Rental Revenue                19,169,000    17,408,000    17,356,000     17,709,000     71,642,000

   Earnings From Operations        3,973,000     2,355,000     2,007,000      1,989,000     10,324,000
   Earnings Before Taxes and
    Minority Interest              4,391,000     1,850,000     1,425,000      1,474,000      9,140,000
   Net Earnings                    2,515,000     1,030,000       741,000        776,000      5,062,000

   Earnings Per Share                  $0.46         $0.20         $0.14          $0.16          $0.96




   FIVE YEAR FINANCIAL INFORMATION

                                                      Year Ended June 30
                                      1996          1995          1994           1993           1992

   Revenues:
    Product Sales                      -      $ 55,239,000   $46,428,000    $29,299,000    $36,196,000
    Warehousing, Logistics and
       and Rental Revenues        77,170,000    71,642,000    43,725,000     17,464,000      3,110,000
                                  ----------   -----------   -----------     ----------     ----------
                                  77,170,000   126,881,000    90,153,000     46,763,000     39,306,000

   Net Earnings                    3,603,000     5,062,000     3,121,000      2,941,000      5,218,000

   Earnings Per Share                  $0.69         $0.96         $0.59          $0.57          $1.01

   Total Assets                  131,018,000   121,742,000   147,565,000    122,832,000     85,894,000

   Long-Term Liabilities          57,926,000    51,388,000    67,154,000     61,585,000     29,293,000

   Shareholders' Equity           61,077,000    58,710,000    60,088,000     51,461,000     47,862,000


   CHRISTIANA COMPANIES, INC.
   CORPORATE INFORMATION

    DIRECTORS

    Sheldon B. Lubar, Chairman and     Raymond F. Logan, Vice
     Chief Executive Officer           President - Real Estate

    Nicholas F. Brady, Chairman of     David J. Lubar, President,
     Darby Advisors, Inc.              Lubar & Co., Incorporated

    William T. Donovan, Executive      Albert O. Nicholas, President
     Vice President and Chief          of Nicholas Company, Inc.
     Financial Officer
                                       Gary R. Sarner,  President and
                                       Chief Operating Officer
    OFFICERS

    Sheldon B. Lubar, Chairman and     Raymond F. Logan, Vice
     Chief Executive Officer           President - Real Estate

    Gary R. Sarner, President and      Betty J. White, Treasurer,
     Chief Operating Officer           Controller and Assistant
                                       Secretary

    William T. Donovan, Executive      David E. Beckwith, Secretary
     Vice President and Chief
     Financial Officer


    TRANSFER AGENT AND REGISTRAR       EXCHANGE LISTING


    Firstar Trust Company              Christiana Companies, Inc.
    P.O. Box 2077                      common stock is listed on the
    Milwaukee, Wisconsi    53201       New York Stock Exchange (Symbol
                                       CST).


    ANNUAL MEETING                     CORPORATE HEADQUARTERS

    Christiana Companies, Inc. Annual  777 East Wisconsin Avenue
    Meeting of shareholders will be    Suite 3380
    held at 9:00 a.m. on October 29,   Milwaukee, WI 53202
    1996 at the Galleria Conference    Telephone:  (414) 291-9000
    Room, Firstar Center, 777 East     Facsimile:    (414) 291-9061
    Wisconsin Avenue, Milwaukee,
    Wisconsin.  Proxy material will
    be mailed to shareholders of
    record at September 13, 1996.

                           CHRISTIANA COMPANIES, INC.



                                    EXHIBITS


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K


                         FISCAL YEAR ENDED JUNE 30, 1996



                                INDEX TO EXHIBITS


     Exhibit No.             Brief Description of Exhibit

     3A           Registrant's Articles of Incorporation as
                  modified by Articles of Merger.  Incorporated by
                  reference to Exhibit 19 of Registrant's Form 10-
                  Q for the quarter ended September 30, 1992.
     3B           Registrant's current bylaws.  Incorporated by
                  reference to Exhibit 19A of Registrant's Form
                  10-Q for the quarter ended September 30, 1992.
     9            Voting Trust Agreement dated December 29, 1992
                  among Sheldon B. Lubar, as voting trustee, et
                  al.  Incorporated by reference to Exhibit 9 of
                  Registrant's Form 10-K for the year ended June
                  30, 1993.
     10A          The Wiscold Asset Purchase Agreement, dated
                  August 12, 1992, by and among The Christiana
                  Companies, Inc., Tierrasanta, Inc., WI
                  Acquisition Corp., Wiscold, Inc. and the equity
                  holders of Wiscold, Inc.   Incorporated by
                  reference to Exhibit 2.1 of Registrant's Form 8-
                  K dated September 15, 1992.
     10B          The Wiscold Amendment No. 1 to Asset Purchase
                  Agreement, dated August 18, 1992, by and among
                  Christiana Companies, Inc., Tierrasanta, Inc.,
                  WI Acquisition Corp., Wisconsin Refrigerated
                  Services, Inc., Wiscold, Inc. and the equity
                  holders of Wiscold, Inc.  Incorporated by
                  reference to Exhibit 2.2 of Registrant's Form 8-
                  K dated September 15, 1992.
     10C          The Wiscold Revolving Credit Agreement, dated as
                  of March 21, 1996, by Firstar Bank Milwaukee,
                  N.A., Harris Trust and Savings Bank, Bank One,
                  Milwaukee, NA, as the Banks and Firstar Bank
                  Milwaukee, N.A. as Agent for the Banks to
                  Wiscold, Inc.
     10D          Registrant's 1985 Stock Option Plan, as amended
                  to date.  Incorporated by reference to Exhibit
                  10B to Registrant's Form 10-Q for quarter ended
                  December 31, 1992.
     10E          The TLC Group Agreement and Plan of
                  Reorganization dated as of November 24, 1994 by
                  and among Christiana Companies, Inc., TLC
                  Acquisition Corp., TLC Group, Inc. and certain
                  equity holders of TLC Group, Inc.   Incorporated
                  by reference to Exhibit 2.1 of Registrant's Form
                  8-K dated January 18, 1994.
     10F          The Prideco, Inc. Agreement and Plan of Merger
                  dated May 22, 1995 by and among Prideco, Inc.,
                  the equity holders of Prideco, Inc., Energy
                  Ventures, Inc. and Grant Acquisition Company and
                  Amendment No. 1 thereto.  Incorporated by
                  reference to Exhibits 2.1 and 2.2  of
                  Registrant's Form 8-K dated July 17, 1995.
     10G          Employment Agreement dated September 1, 1992
                  between Registrant and Gary R. Sarner.
     10H          Stock Option Agreement dated February 26, 1996
                  between Registrant and John R. Patterson.
     19           Letter Agreement dated August 24, 1993 between
                  Registrant and Raymond F. Logan.  Incorporated
                  by reference to Exhibit 19 of Registrant's Form
                  10-K for the year ended June 30, 1993.
     21           Registrant's Subsidiaries.
     27           Financial Data Schedule.