Form 10-Q
period 1996-09-30
CHRISTIANA COMPANIES INC
filed 1996-11-12
CIK 20104

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                  FORM 10-Q

/x/             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1996

                                     OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from             to
                                         -----------    ----------

                        Commission File Number 1-3846

                         CHRISTIANA COMPANIES, INC.

           (Exact name of registrant as specified in its charter.)


             Wisconsin                                 95-1928079
      (State of Incorporation)            (IRS Employer Identification No.)


777 East Wisconsin Avenue, Suite 3380, Milwaukee, Wisconsin        53202

    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code    (414)  291-9000
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

     Yes  X    No
         ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock $1.00 par value                             5,136,630
----------------------------                  ----------------------------------
        (Class)                               (Outstanding at November 8, 1996.)

Page 1 of 9 total pages                  No exhibits are filed with this report.

PART I - FINANCIAL INFORMATION
        ITEM 1.  FINANCIAL STATEMENTS


                 CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS



                                                (Unaudited)     (Audited)
                                                September 30,    June 30,
                                                    1996          1996
                                                -------------  ------------
    ASSETS:
    Current Assets:
       Cash and cash equivalents                 $  5,621,000  $  3,728,000
       Short-term investments                       1,226,000       750,000
       Accounts receivable                          9,588,000     8,294,000
       Prepaids and other                             711,000     1,732,000
                                                 ------------  ------------

         Total Current Assets                      17,146,000    14,504,000
                                                 ------------  ------------

    Long-Term Assets:
       Investment in Energy Ventures, Inc.         31,668,000    23,631,000
       Mortgage notes receivable                    2,073,000     3,314,000
       Rental properties, net                         192,000       867,000
       Fixed assets, net                           80,393,000    81,283,000
       Other assets                                 7,293,000     7,419,000
                                                 ------------  ------------

         Total Long-Term Assets                   121,619,000   116,514,000
                                                 ------------  ------------

                                                 $138,765,000  $131,018,000
                                                 ============  ============
    LIABILITIES AND SHAREHOLDERS' EQUITY:

    Current Liabilities:
       Accounts payable                          $  3,283,000  $  5,294,000
       Accrued liabilities                          4,261,000     4,072,000
       Short term debt                              2,521,000     1,354,000
       Current portion of long-term debt            1,605,000     1,295,000
                                                 ------------  ------------

         Total Current Liabilities                 11,670,000    12,015,000
                                                 ------------  ------------

    Long-Term Liabilities:
       Long-term debt                              43,353,000    44,013,000
       Deferred federal and state income taxes     16,084,000    12,674,000
       Other liabilities                            1,153,000     1,239,000
                                                 ------------  ------------
         Total Long-Term Liabilities               60,590,000    57,926,000
                                                 ------------  ------------
         Total Liabilities                         72,260,000    69,941,000
                                                 ------------  ------------

    Shareholders' Equity:
    Preferred stock                                        --            --
    Common stock, par value $1 per share;
       authorized 12,000,000 shares;
       issued 5,195,630                             5,196,000     5,196,000
    Additional paid-in capital                     16,367,000    12,022,000
    Treasury stock                                 (1,236,000)   (1,236,000)
    Retained earnings                              46,178,000    45,095,000
                                                 ------------  ------------

         Total Shareholders' Equity                66,505,000    61,077,000
                                                 ------------  ------------

                                                 $138,765,000  $131,018,000
                                                 ============  ============



               See notes to consolidated financial statements.

                 CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                      Three Months Ended
                                                          September 30,
                                                   ------------------------
                                                       1996        1995
                                                   -----------  -----------
    Revenues:
      Warehousing and logistic services            $20,480,000  $19,937,000
                                                   -----------  -----------

    Costs and Expenses:
      Warehousing and logistic expenses             17,220,000   16,083,000
      Selling, general and administrative            1,771,000    1,801,000
                                                   -----------  -----------
                                                    18,991,000   17,884,000
                                                   -----------  -----------

    Earnings from Operations                         1,489,000    2,053,000

    Other Income (Expense):
      Interest income                                  133,000      128,000
      Interest expense                                (867,000)    (773,000)
      Gain on sales of real estate                     284,000      840,000
      Equity in earnings of Energy Ventures, Inc.      890,000      404,000
      Other income (expense), net                     (162,000)      42,000
                                                   -----------  -----------

                                                       278,000      641,000
                                                   -----------  -----------

    Earnings before income taxes                     1,767,000    2,694,000

    Income tax provision                               684,000    1,056,000
                                                   -----------  -----------

    Net Earnings                                   $ 1,083,000  $ 1,638,000
                                                   ===========  ===========

    Net Earnings per Share                         $      0.21  $      0.32
                                                   ===========  ===========


    Average number of shares outstanding             5,136,630    5,195,630



               See notes to consolidated financial statements.

                 CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                           Common Stock         Treasury Stock         Additional
                                      --------------------   ---------------------       Paid-in     Retained
                                        Shares      Amount     Shares       Amount       Capital     Earnings
                                      --------------------   ---------------------    -----------  -----------
Balance, June 30, 1995                5,195,630  $5,196,000                           $12,022,000  $41,492,000
Purchase of Treasury Stock                   --          --   (59,000)  $(1,236,000)           --
Net earnings for the year                    --          --        --            --            --    3,603,000
                                      ------------------------------------------------------------------------
Balance, June 30, 1996                5,195,630  $5,196,000   (59,000)  $(1,236,000)  $12,022,000  $45,095,000
                                      ------------------------------------------------------------------------
EVI stock issuance                           --          --        --            --     4,345,000           --
Net earnings for the three months
ended September 30, 1996 (unaudited)         --          --        --            --            --    1,083,000
                                      ------------------------------------------------------------------------
Balance, September 30, 1996           5,195,630  $5,196,000  $(59,000)  $(1,236,000)  $16,367,000  $46,178,000
                                      ========================================================================

               See notes to consolidated financial statements.

                 CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (unaudited)


                                                        Three Months Ended
                                                           September 30,
                                                       -----------------------
                                                          1996         1995
                                                       ---------     ---------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net earnings                                      $1,083,000   $1,638,000
         Adjustments to reconcile net earnings to net
         cash provided by operating activities:
           Depreciation and amortization                1,850,000    1,936,000
           Gains on sales of assets                      (287,000)  (1,030,000)
           Deferred income tax expenses                   608,000      673,000
           Equity in Earnings of Energy Ventures, Inc.   (890,000)    (404,000)
         Changes in assets and liabilities:
           (Increase) in accounts receivable           (1,294,000)    (784,000)
           (Increase) decrease in other assets            990,000     (230,000)
           Increase (decrease) in accounts payable
             and accrued liabilities                   (1,908,000)   1,108,000
                                                      -----------  -----------

Net cash provided by operating activities                 152,000    2,907,000

CASH FLOW FROM INVESTING ACTIVITIES:
     (Increase) in short-term investments                (476,000)  (1,293,000)
     Capital expenditures                              (1,064,000)  (1,830,000)
     Proceeds from sale of assets                       1,223,000    2,273,000
     (Increase) decrease in mortgages receivable        1,240,000     (135,000)
                                                      -----------  -----------

Net cash provided by (used in) investing activities       923,000     (985,000)


CASH FLOW FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) on credit lines        1,167,000   (1,139,000)
     Net payments of notes and loans payable             (349,000)    (964,000)
                                                       ----------  -----------

Net cash provided by (used in) financing activities       818,000   (2,103,000)
                                                       ----------  -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                   1,893,000     (181,000)


BEGINNING CASH AND CASH EQUIVALENTS, July 1             3,728,000      375,000
                                                       ----------  -----------


ENDING CASH AND CASH EQUIVALENTS, September 30         $5,621,000     $194,000
                                                       ==========  ===========


Supplemental disclosures of cash flow information:
     Interest paid                                        867,000      738,000
     Income taxes paid                                         --           --




               See notes to consolidated financial statements.

                 CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING POLICIES

The accompanying unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the results for the interim periods presented and should be read in conjunction with the Company's 1996 Annual Report.

NOTE 2 - ENERGY VENTURES, INC. STOCK ISSUANCE

The Company accounts for its investment in EVI under the equity method of accounting. In July 1996, the Company's share of the underlying net assets of EVI increased $7,146,000 as a result of a public offering of EVI's common stock. This was recorded as an increase of $4,345,000 in additional paid-in capital, and a $2,801,000 increase in deferred income taxes.

ITEM 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                     CONDITION AND RESULTS OF OPERATIONS

Operations

Christiana Companies consolidated revenues for the three months ended September 30, 1996 were $20,480,000 reflecting an increase of 3% versus $19,937,000 reported for the comparable period last year. The increase in revenues this quarter was primarily attributable to higher volume in logistic services offset by reduced vegetable freezing and processing volume due to poor growing conditions and fewer regionally-based customers remaining in the frozen vegetable business.

Earnings from operations for the quarter were $1,489,000 compared to $2,053,000 for the same period last year. In this quarter operating earnings were negatively impacted by reduced vegetable freezing and processing volume, startup costs and higher depreciation attributable to the operations of two new distribution centers and reduced margins in transportation operations due to competitive industry conditions and higher fuel prices.

Consolidated net earnings for the quarter were $1,083,000 or $0.21 per share compared to $1,638,000 or $0.32 per share for the same period last year. Net earnings were lower this quarter due to reduced earnings from operations as described above; four fewer home sales and increased expenses associated with completing the sale of Villa Martinique; and higher interest expense due primarily to increased debt used in funding the construction of two distribution centers which cost approximately $14 million and to a lesser extent increased rates. Partially offsetting these factors was the increase in equity earnings from Energy Ventures, Inc. In this quarter equity earnings were $890,000 compared to $404,000 reported for the comparable period last year.

Financial Condition

Cash equivalent and short-term investments totaled $6,847,000 at September 30, 1996 compared to $4,478,000 at June 30, 1996, an increase of $2,369,000.

Cash flow provided by operating activities in the period of $152,000 was attributable primarily to net earnings, depreciation, amortization and increased deferred taxes offset by increased working capital. Cash flow provided by investing activities of $923,000 resulted from the sale and payments of mortgages receivable and proceeds from real estate sales. Capital expenditures of $1,064,000, primarily attributable to Total Logistic Control, partially offset these increases. Net cash flow provided by financing activities in the quarter totaled $818,000.

At September 30, 1996 the Company has no commitments for any material capital expenditures.

During the quarter the Company's share of the underlying net assets of Energy Ventures, Inc. increased $7,146,000 as a result of a public offering of EVI's common stock. This resulted in a $4,345,000 increase in additional paid in capital and a $2,801,000 increase in deferred taxes. At September 30, 1996 the market value of the Company's holdings of 1,948,731 shares of EVI totaled $79,000,000.

PART II - OTHER INFORMATION


Item 1.   Not applicable.

Item 2.   Not applicable.

Item 3.   Not applicable.

Item 4.   Registrant's annual meeting of shareholders was held October
          29, 1996.  All nominees to the Board of Directors were elected:
          Nicholas F. Brady, William T. Donovan, Raymond F. Logan, David J. Lubar, Sheldon B. Lubar, Albert O. Nicholas, John R. Patterson and Gary R. Sarner.

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          None

SIGNATURES:

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          CHRISTIANA COMPANIES, INC.
                                 (Registrant)




Date:  November 8, 1996
       ----------------                             /s/ Sheldon B. Lubar
                                                    ----------------------------
                                                    Sheldon B. Lubar
                                                    Chairman and
                                                    Chief Executive Officer





Date:  November 8, 1996
       ----------------                             /s/ William T. Donovan
                                                    ----------------------------

                                                    William T. Donovan
                                                    Executive Vice President and
                                                    Chief Financial Officer