Form 10-Q
period 1996-12-31
CHRISTIANA COMPANIES INC
filed 1997-02-13
CIK 20104

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                  FORM 10-Q



x                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended December 31, 1996

                                     OR


o            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from                to
                                       --------------    ------------------


                        Commission File Number 1-3846

                         CHRISTIANA COMPANIES, INC.


     (Exact name of registrant as specified in its charter.)


                  Wisconsin                      95-1928079
            (State of Incorporation)  (IRS Employer Identification No.)


777 East Wisconsin Avenue, Suite 3380, Milwaukee, Wisconsin        53202
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code    (414)  291-9000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X    No
         ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock $1.00 par value                           5,136,630
----------------------------                -----------------------------------
         (Class)                            (Outstanding at February 12, 1997)


Page 1 of 10 total pages                No exhibits are filed with this report.

PART I - FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS

                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                     (Unaudited)        (Audited)
                                                     December 31,       June 30,
                                                         1996             1996
                                                     ------------     ------------
ASSETS:


    Cash and cash equivalents                        $  4,243,000        3,728,000
    Short-term investments                              2,653,000          750,000
    Accounts receivable                                 8,668,000        8,294,000
    Prepaids and other                                  1,041,000        1,732,000
                                                     ------------     ------------

      Total Current Assets                             16,605,000       14,504,000
                                                     ------------     ------------

Long-Term Assets:
    Investment in Energy Ventures, Inc.                38,414,000       23,631,000
    Mortgage notes receivable                           1,842,000        3,314,000
    Rental properties, net                                108,000          867,000
    Fixed assets, net                                  77,977,000       81,283,000
    Other assets                                        7,039,000        7,419,000
                                                     ------------     ------------
      Total Long-Term Assets                          125,380,000      116,514,000
                                                     ------------     ------------
                                                     $141,985,000     $131,018,000
                                                     ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
    Accounts payable                                    3,669,000     $  5,294,000
    Accrued liabilities                                 3,762,000        4,072,000
    Short term debt                                     1,735,000        1,354,000
    Current portion of long-term debt                   1,295,000        1,295,000
                                                     ------------     ------------

      Total Current Liabilities                        10,461,000       12,015,000
                                                     ------------     ------------

Long-Term Liabilities:
    Long-term debt                                     41,556,000       44,013,000
    Deferred federal and state income taxes            18,610,000       12,674,000
    Other liabilities                                   1,124,000        1,239,000
                                                     ------------     ------------
      Total Long-Term Liabilities                      61,290,000       57,926,000
                                                     ------------     ------------
      Total Liabilities                                71,751,000       69,941,000
                                                     ------------     ------------
Shareholders' Equity:
Preferred stock                                                --               --
Common stock, par value $1 per share;
    authorized 12,000,000 shares;
    issued 5,195,630                                    5,196,000        5,196,000
Additional paid-in capital                             16,367,000       12,022,000
Less:  Treasury Stock                                  (1,236,000)      (1,236,000)
Retained earnings                                      49,907,000       45,095,000
                                                     ------------     ------------
      Total Shareholders' Equity                       70,234,000       61,077,000
                                                     ------------     ------------
                                                     $141,985,000     $131,018,000
                                                     ============     ============


                See notes to consolidated financial statements.

                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                             SIX MONTHS ENDED            THREE MONTHS ENDED
                                               DECEMBER 31,                 DECEMBER 31,
                                            1996         1995            1996         1995
                                         -----------  -----------     -----------  -----------
Revenues:
Warehousing and logistic services        $40,821,000  $39,588,000     $20,342,000  $19,651,000
                                         -----------  -----------     -----------  -----------
Costs and Expenses:
 Warehousing and logistic services        33,913,000   32,820,000      16,693,000   16,737,000
 Selling, general and administrative       3,895,000    3,662,000       2,124,000    1,861,000
                                         -----------  -----------     -----------  -----------
                                          37,808,000   36,482,000      18,817,000   18,598,000
                                         -----------  -----------     -----------  -----------
Earnings from Operations                   3,013,000    3,106,000       1,525,000    1,053,000

Other Income (Expense):
 Interest income                             257,000      271,000         124,000      142,000
 Interest expense                         (1,667,000)  (1,532,000)       (799,000)    (758,000)
 Gain (losses) on sales of
  real estate                                279,000    1,314,000         (6,000)      474,000
 Equity in earnings of Energy
  Ventures, Inc.                           7,636,000      809,000       6,746,000      405,000
 Loss on disposal of assets               (1,281,000)          --      (1,281,000)          --
 Other income (expenses), net               (346,000)     (25,000)       (183,000)     (67,000)
                                         -----------  -----------     -----------  -----------
                                           4,878,000      837,000       4,601,000      196,000
                                         -----------  -----------     -----------  -----------
Earnings before income taxes               7,891,000    3,943,000       6,126,000    1,249,000

Income tax provision                       3,079,000    1,545,000       2,396,000      489,000
                                         -----------  -----------     -----------  -----------

Net earnings                             $ 4,812,000  $ 2,398,000     $ 3,730,000  $   760,000
                                         ===========  ===========     ===========  ===========

Net earnings per share                   $      0.94  $      0.46     $      0.73  $      0.14
                                         ===========  ===========     ===========  ===========
Average number of shares outstanding       5,136,630    5,194,065       5,136,630    5,195,200


     See notes to consolidated financial statements.

                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                           Common Stock              Treasury Stock            Additional
                                     -----------------------     ------------------------      Paid-in        Retained
                                       Shares       Amount         Shares        Amount        Capital        Earnings
                                     -----------------------     ------------------------    --------------------------
Balance, June 30, 1995               5,195,630    $5,196,000                                 $12,022,000    $41,492,000

Purchase of Treasury Stock                  --            --     (59,000)    $(1,236,000)             --

Net earnings for the year                   --            --           --              --             --      3,603,000
                                     ----------------------------------------------------------------------------------
Balance, June 30, 1996               5,195,630    $5,196,000     (59,000)    $(1,236,000)    $12,022,000    $45,095,000
                                     ----------------------------------------------------------------------------------
EVI stock issuance                          --            --           --              --      4,345,000             --

Net earnings for the six months
ended December 31, 1996 (unaudited)         --            --           --              --             --      4,812,000

                                     ----------------------------------------------------------------------------------
Balance, December 31, 1996           5,195,630    $5,196,000    $(59,000)    $(1,236,000)    $16,367,000    $49,907,000
                                     ==================================================================================


                See notes to consolidated financial statements.

                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)


                                                          Six Months Ended
                                                            December 31,
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------

 CASH FLOW FROM OPERATING ACTIVITIES:
    Net earnings                                       $4,812,000   $2,398,000
       Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation and amortization                  3,698,000    3,556,000
         Gains (losses) on sales of assets              1,001,000   (1,520,000)
         Deferred income tax expenses                   3,134,000    1,129,000
         Equity in earnings of Energy Ventures, Inc.   (7,636,000)    (809,000)
       Changes in assets and liabilities:
         (Increase) in accounts receivable               (329,000)    (704,000)
         (Increase) decrease in other assets              674,000     (458,000)
         Increase (decrease) in accounts payable
            and accrued liabilities                    (2,042,000)   1,348,000
                                                      -----------  -----------

 Net cash provided by operating activities              3,312,000    4,940,000

 CASH FLOW FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                        1,482,000    4,137,000
    Decrease in mortgage notes receivable               1,472,000      160,000
    (Increase) Decrease in short-term investments      (1,903,000)   2,529,000
    Capital expenditures                               (1,772,000)  (5,846,000)
                                                      -----------  -----------

 Net cash (used in) provided by investing activities     (721,000)     980,000

 CASH FLOW FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) on long-term notes
       and credit lines                                   381,000      898,000

     Payments of notes and loans payable               (2,457,000)  (2,066,000)
     Stock repurchase                                          --     (211,000)
                                                      -----------  -----------
Net cash (used in) financing activities                (2,076,000)  (1,379,000)
                                                      -----------  -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 515,000    4,541,000

BEGINNING CASH AND CASH EQUIVALENTS, July 1             3,728,000      375,000
                                                      -----------  -----------

ENDING CASH AND CASH EQUIVALENTS, December 31          $4,243,000   $4,916,000
                                                      ===========  ===========


Supplemental disclosures of cash flow information:
     Interest paid                                     $1,654,000   $5,134,000
     Income taxes paid                                   $381,000     $600,000







                See notes to consolidated financial statements.

                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES
                  -------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1 - ACCOUNTING POLICIES
----------------------------

The accompanying unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the results for the interim periods presented and should be read in conjunction with the Company's 1996 Annual Report.

NOTE 2 - ENERGY VENTURES, INC. STOCK ISSUANCE
---------------------------------------------

The Company accounts for its investment in EVI under the equity method of accounting. In July 1996, the Company's share of the underlying net assets of EVI increased $7,146,000 as a result of a public offering of EVI's common stock. This was recorded as an increase of $4,345,000 in additional paid-in capital, and a $2,801,000 increase in deferred income taxes.

ITEM 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------

                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Operations
----------

Christiana Companies consolidated revenues for the three months ended December 31, 1996 were $20,342,000 versus $19,651,000 reported for the comparable period a year ago, an increase of 3.5%. The increase in revenues was primarily attributable to volume in Refrigerated Warehousing operations reflecting both increased utilization of existing facilities and the use of 3.5 million cubic feet of increased capacity at the Company's Rochelle, Illinois facility completed in June, 1996.

Operating earnings for the quarter were $1,525,000 versus $1,053,000 generated in the comparable period a year ago. The 44.8% increase in operating earnings is primarily attributable to increased utilization of both refrigerated and dry warehouse facilities and better cost management in transportation operations.

Pretax earnings for the quarter were negatively impacted by a loss on disposal of excess processing assets of $1,281,000, incurred in connection with the execution of a ten year services contract with Dean Foods Company to provide vegetable processing, packaging and warehousing at the Company's Refrigerated Logistic Center in Beaver Dam, Wisconsin. In addition sales of Company-owned condominium homes have been effectively completed. In last year's second quarter sales of 10 homes were completed contributing $474,000 of pretax earnings.

For the quarter ended December 31, 1996, Equity in Earnings from Energy Ventures totaled $6,746,000 attributable to its 8.54% weighted average ownership interest compared to $405,000 in the previous year. For the quarter ended December 31, 1996, Energy Ventures' net income from continuing operations totaled $10,795,000 compared to $2,708,000 reported for the same period a year ago. Additionally in this year's period, Energy Ventures completed the sale of Mallard Bay Drilling which generated a one-time after-tax gain of $66,924,000.

Consolidated net earnings for the quarter were $3,730,000 or $0.73 per share compared with $760,000 or $0.14 per share for the same period a year ago. Net earnings were higher this period due to the increase in Equity in Earnings of Energy Ventures, and improved operating performance of Total Logistic Control offset by the loss on the disposal of excess processing assets and reduced sales of condominium homes this quarter.

For the first six months of fiscal 1997 Christiana Companies consolidated revenues were $40,821,000 versus $39,588,000 for the comparable period last year, an increase of $1,233,000 or 3.1%. Volume increases in Refrigerated and Dry Warehousing, Transportation, and International Freight Forwarding all contributed to the increase.

Consolidated net earnings for the six months ended December 31, 1996 were $4,812,000 or $0.94 per share versus $2,398,000 or $0.46 per share reported for the comparable period last year. Net earnings were higher this period due to the increase in Equity in Earnings of Energy Ventures offset by the loss on the disposal of assets and 13 fewer home sales. For the six months ended December 31, 1996, the Company recognized Equity in Earnings from Energy Ventures of $7,636,000 compared to $809,000 in the comparable period last year. In the six month period this year, the Company completed 11 home sales which contributed net earnings of $167,000 compared to sales of 24 homes contributing net earnings of $788,000 in the same period last year.

Financial Condition
-------------------

Cash equivalents and short term investments totaled $6,896,000 as of December 31, 1996 compared with $4,478,000 at June 30, 1996, an increase of $2,418,000.

Cash provided by operating activities of $3,312,000 was attributable primarily to net earnings, depreciation, amortization and deferred taxes. Cash used in investing activities of $721,000 resulted from capital expenditures of $1,772,000 primarily attributable to warehousing and logistics operations, an increase of $1,903,000 in short term investments, proceeds from asset sales, primarily real estate, of $1,482,000, and the sale or payment of mortgage notes receivable in the amount of $1,472,000.

In the six month period ended December 31, 1996, total funded debt attributable to Total Logistic Control's operations was reduced by $2,076,000, all of which was generated by internal cash flow from its operations.

At December 31, 1996, the market value of the Company's investment of 1,948,731 shares of Energy Ventures totaled $99,142,000.

At December 31, 1996, the Company has no commitments for any material capital projects.

PART II - OTHER INFORMATION

Item 1.  Not applicable.

Item 2.  Not applicable.

Item 3.  Not applicable.

Item 4.  See Item 4 of Form 10-Q for quarter ended 9/30/96.

Item 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

            None

SIGNATURES:

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CHRISTIANA COMPANIES, INC.
                                                   (Registrant)





Date: 2/12/97

                                                   /s/ Sheldon B. Lubar
                                                   ---------------------------
                                                   Sheldon B. Lubar
                                                   Chairman and
                                                   Chief Executive Officer





Date:  2/12/97

                                                   /s/ William T. Donovan
                                                   ---------------------------
                                                   William T. Donovan
                                                   Executive Vice President and
                                                   Chief Financial Officer