Form 10-Q
period 1997-03-31
CHRISTIANA COMPANIES INC
filed 1997-05-12
CIK 20104

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                  ------------------------------------------

                                  Form 10-Q



x                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                       For Quarter Ended March 31, 1997

                                      OR


O             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from _______________  to _______________


                        Commission File Number 1-3846

                          CHRISTIANA COMPANIES, INC.


           (Exact name of registrant as specified in its charter.)


            Wisconsin                               95-1928079
     (State of Incorporation)           (IRS Employer Identification No.)

      777 East Wisconsin Avenue, Suite 3380, Milwaukee, WI        53202
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code    (414)  291-9000
                                                   ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X    No
         -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value                              5,136,630
----------------------------                    -----------------------------
          (Class)                               (Outstanding at May 12, 1997)



Page 1 of 10 total pages                No exhibits are filed with this report.

PART I - FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                 CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES
                 -------------------------------------------

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                                                     (Unaudited)    (Audited)
                                                      March 31,     June 30,
                                                        1997          1996
                                                  ------------------------------

ASSETS:

   Cash and cash equivalents                      $    722,000       3,728,000
   Short-term investments                            6,371,000         750,000
   Accounts receivable                               8,931,000       8,294,000
   Prepaids and other                                  958,000       1,732,000
                                                  ------------    ------------
      Total Current Assets                          16,982,000      14,504,000
                                                  ------------    ------------

Long-Term Assets:
   Investment in Energy Ventures, Inc.              39,633,000      23,631,000
   Mortgage notes receivable                         1,837,000       3,314,000
   Rental properties, net                              108,000         867,000
   Fixed assets, net                                76,172,000      81,283,000
   Other assets                                      6,963,000       7,419,000
                                                  ------------    ------------
      Total Long-Term Assets                       124,713,000     116,514,000
                                                  ------------    ------------

                                                  $141,695,000    $131,018,000
                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
   Accounts payable                                  4,674,000    $  5,294,000
   Accrued liabilities                               3,979,000       4,072,000
   Short-term debt                                     370,000       1,354,000
   Current portion of long-term debt                 1,190,000       1,295,000
                                                  ------------    ------------
      Total Current Liabilities                     10,213,000      12,015,000
                                                  ------------    ------------

Long-Term Liabilities:
   Long-term debt                                   39,971,000      44,013,000
   Deferred federal and state income taxes          19,169,000      12,674,000
   Other liabilities                                 1,089,000       1,239,000
                                                  ------------    ------------
      Total Long-Term Liabilities                   60,229,000      57,926,000
                                                  ------------    ------------

      Total Liabilities                             70,442,000      69,941,000
                                                  ------------    ------------

Shareholders' Equity:
Preferred stock                                             --              --
Common stock, par value $1 per share;
   authorized 12,000,000 shares;
   issued 5,195,630                                  5,196,000       5,196,000
Additional paid-in capital                          16,367,000      12,022,000
Less:  Treasury Stock                               (1,236,000)     (1,236,000)
Retained earnings                                   50,926,000      45,095,000
                                                  ------------    ------------
      Total Shareholders' Equity                    71,253,000      61,077,000
                                                  ------------    ------------

                                                  $141,695,000    $131,018,000
                                                  ============    ============


               See notes to consolidated financial statements.

                  CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                      Nine Months Ended             Three Months Ended
                                                         March 31,                       March 31,
                                                   --------------------            -------------------
                                                   1997           1996             1997           1996
                                                   ----           ----             ----           ----
Revenues:
 Warehousing and logistic services              $63,271,000    $59,004,000      $22,450,000    $19,416,000
                                                -----------    -----------      -----------    -----------
Costs and Expenses:
 Warehousing and logistic services               53,051,000     49,569,000       19,138,000     16,749,000
 Selling, general and administrative              6,114,000      5,519,000        2,219,000      1,857,000
                                                -----------    -----------      -----------    -----------
                                                 59,165,000     55,088,000       21,357,000     18,606,000
                                                -----------    -----------      -----------    -----------
Earnings from Operations                          4,106,000      3,916,000        1,093,000        810,000

Other Income (Expense):
 Interest income                                    376,000        403,000          119,000        132,000
 Interest expense                                (2,437,000)    (2,309,000)        (770,000)      (777,000)
 Gain (losses) on sales of
    real estate                                     279,000      2,352,000               --      1,038,000
 Equity in earnings of Energy
    Ventures, Inc.                                8,855,000      1,214,000        1,219,000        405,000
 Loss on disposal of assets                      (1,281,000)            --               --             --
 Other income (expenses), net                      (336,000)      (123,000)          10,000        (98,000)
                                                -----------    -----------      -----------    -----------
                                                  5,456,000      1,537,000          578,000        700,000
                                                -----------    -----------      -----------    -----------
Earnings before income taxes                      9,562,000      5,453,000        1,671,000      1,510,000

Income tax provision                              3,731,000      2,137,000          652,000        592,000
                                                -----------    -----------      -----------    -----------
Net earnings                                    $ 5,831,000    $ 3,316,000      $ 1,019,000    $   918,000
                                                ===========    ===========      ===========    ===========
Net earnings per share                          $      1.14    $      0.64      $      0.20    $      0.18
                                                ===========    ===========      ===========    ===========
Average number of shares outstanding              5,136,630      5,191,605        5,136,630      5,186,630






                See notes to consolidated financial statements.

                 CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                   Common Stock             Treasury Stock           Additional
                                             ----------------------       ------------------           Paid-in         Retained
                                                Shares      Amount         Shares     Amount           Capital         Earnings
                                             ----------------------       ------------------         ----------      -------------

Balance, June 30, 1995                       5,195,630   $5,196,000                                   $12,022,000     $41,492,000

Purchase of Treasury Stock                       --           --         (59,000)   $(1,236,000)           --

Net earnings for the year                        --           --             --           --               --           3,603,000
                                             -------------------------------------------------------------------------------------
Balance, June 30, 1996                       5,195,630   $5,196,000      (59,000)   $(1,236,000)      $12,022,000     $45,095,000
                                             -------------------------------------------------------------------------------------
EVI stock issuance                               --           --             --           --            4,345,000          --

Net earnings for the nine months
ended March 31, 1997 (unaudited)                 --           --             --           --               --           5,831,000
                                             -------------------------------------------------------------------------------------
Balance, March 31, 1997                      5,195,630   $5,196,000      (59,000)   $(1,236,000)      $16,367,000     $50,926,000
                                             =====================================================================================






                See notes to consolidated financial statements.

                 CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (unaudited)


                                                                    Nine Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                    1997           1996
                                                               -------------   ------------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net earnings                                                $  5,831,000    $  3,316,000
     Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                              5,454,000        5,316,000
       Gains (losses) on sales of assets                            980,000       (2,589,000)
       Deferred income tax expenses                               3,693,000        1,424,000
       Equity in earnings of Energy Ventures, Inc.               (8,855,000)     (1,214,000)
     Changes in assets and liabilities:
       (Increase) in accounts receivable                           (637,000)       (757,000)
       (Increase) decrease in other assets                          580,000        (334,000)
       Increase (decrease) in accounts payable
         and accrued liabilities                                   (713,000)      1,149,000
                                                               ------------    ------------

Net cash provided by operating activities                         6,333,000       6,311,000

CASH FLOW FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                   2,242,000       7,010,000
   Decrease in mortgage notes receivable                          1,477,000         242,000
   (Increase) decrease in short-term investments                 (5,621,000)      2,529,000
   Capital expenditures                                          (2,306,000)    (14,829,000)
                                                               ------------    ------------

Net cash (used in) investing activities                          (4,208,000)     (5,048,000)

CASH FLOW FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) on long-term notes
     and credit lines                                            (1,684,000)      3,652,000
   Payments of notes and loans payable                           (3,447,000)           --
   Stock repurchase                                                 --             (211,000)
                                                               ------------    ------------

Net cash (used in) provided by financing activities              (5,131,000)      3,441,000
                                                               ------------    ------------

NET INCREASE DECREASE IN CASH AND CASH EQUIVALENTS               (3,006,000)      4,704,000

BEGINNING CASH AND CASH EQUIVALENTS, July 1                       3,728,000         375,000
                                                               ------------    ------------

ENDING CASH AND CASH EQUIVALENTS, March 31                     $    722,000    $  5,079,000
                                                               ============    ============

Supplemental disclosures of cash flow information:
   Interest paid                                               $  2,398,000    $  2,195,000
   Income taxes paid                                           $    381,000    $  1,737,000







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

During March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," effective for fiscal years ending after December 15, 1997. When adopted, SFAS No. 128 will require restatement of prior years' earnings per share; however, management does not believe this Statement will have a material impact on the financial statements of the Company.


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

ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

Operations

Christiana Companies consolidated revenues for the three months ended March 31, 1997 were $22,450,000 versus $19,416,000 reported for the comparable period a year ago, an increase of 15.6%. The increase in revenues was primarily attributable to volume and improved cost management in transportation operations and increased volume and utilization and selected price increases in refrigerated warehousing operations.

Operating earnings for the quarter were $1,093,000 versus $810,000 generated in the comparable period a year ago. The 34.9% increase in operating earnings is primarily attributable to increased utilization of refrigerated warehouse facilities and growth and improvement in transportation operations. In the quarter Transportation activities contributed positively compared to prior periods which had loss operations.

Pretax earnings for the third quarter include no gains from real estate sales. In last year's third quarter sales of 26 homes were completed contributing $1,038,000 of pretax earnings.

For the third quarter ended March 31, 1997, Equity in Earnings from Energy Ventures totaled $1,219,000 attributable to an 8.54% weighted average ownership interest compared to $405,000 in the previous year. For the quarter ended, Energy Ventures' net income from continuing operations totaled $14,345,000 on revenues of $164,641,000, compared to income from continuing operations of $2,747,000 on revenues of $90,326,000 reported for the same period a year ago.

The Company's consolidated net earnings for the quarter were $1,019,000 or $0.20 per share compared with $918,000 or $0.18 per share for the same period a year ago. Net earnings were higher this period due to the increase in Equity in Earnings of Energy Ventures, and improved operating performance of Total Logistic Control offset by reduced sales of condominium homes this quarter.

For the first nine months of fiscal 1997 Christiana Companies consolidated revenues were $63,271,000 versus $59,004,000 for the comparable period last year, an increase of $4,267,000 or 7.2%. Volume increases in Logistic Services and Refrigerated Warehousing were the principal factors contributing to the increase.

Consolidated net earnings for the nine months ended March 31, 1997 were $5,831,000 or $1.14 per share versus $3,316,000 or $0.64 per share reported for the comparable period last year. Net earnings were higher this period due to the increase in Equity in Earnings of Energy Ventures offset by the loss on the disposal of assets and 39 fewer home sales. For the nine months ended March 31, 1997, the Company recognized Equity in Earnings from Energy Ventures of $8,855,000 which included $5,715,000 attributable to the gain reported on the sale of Mallard Bay Drilling compared to $1,214,000 in the same period last year. In the nine month period this year, the Company completed 11 home sales which contributed net earnings of $167,000 compared to sales of 50 homes contributing net earnings of $1,411,000 in the same period last year.

Financial Condition

Cash equivalents and short-term investments as of March 31, 1997 totaled $7,093,000 compared to $4,478,000 at June 30, 1996, an increase of $2,615,000.
Cash provided by operating activities of $6,333,000 was attributable primarily to net earnings and depreciation, offset by Equity in Earnings of Energy Ventures. Cash used in investment activities of $4,208,000 resulted from capital expenditures of $2,306,000, primarily attributable to warehousing and logistics operations, an increase of $5,621,000 in short-term investments, proceeds from asset sales of $2,242,000 primarily related to real estate and the sale or payment of mortgage notes receivable in the amount of $1,477,000.

In the nine month period ended March 31, 1997, total funded debt attributable to Total Logistics Control's operations was reduced by $5,131,000, all of which was generated by internal cash flow from its operations.

At March 31, 1997, the market value of the Company's investment of 1,948,731 shares of Energy Ventures totaled $120,035,000.

At March 31, 1997, the Company has no commitments for any material capital projects.

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



                                     CHRISTIANA COMPANIES, INC.
                                        (Registrant)




Date:   May 12, 1997                 /s/ Sheldon B. Lubar
                                     ------------------------------
                                     Sheldon B. Lubar
                                     Chairman and
                                     Chief Executive Officer





Date:   May 12, 1997                 /s/ William T. Donovan
                                     ------------------------------
                                     William T. Donovan
                                     Executive Vice President and
                                     Chief Financial Officer