Form 10-K405
period 1997-06-30
CHRISTIANA COMPANIES INC
filed 1997-09-29
CIK 20104

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                    FORM 10-K
   (Mark One)

   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
   For the fiscal year ended June 30, 1997
                                       OR
   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

   The aggregate market value (based on September 19, 1997 closing price) of voting stock less stock owned by all executive officers and directors as a
   group:    $70,970,625

   Number of Shares of Common Stock Outstanding
    at September 19, 1997:  5,136,630

   Documents incorporated by reference:
       Registrant's definitive Proxy Statement for its 1997 annual meeting of shareholders to be held on December 3, 1997, is incorporated by reference in Part III.

   The Exhibit Index is located on page 36.

   PART 1
   Item 1.   Business

         At June 30, 1997, Christiana Companies, Inc. ("Christiana" of "the Company") is engaged in providing public refrigerated and non-refrigerated warehousing and logistic services and owning 3,897,462 shares of EVI, Inc. common stock representing 8.5% ownership of the then outstanding shares.

                    REFRIGERATED WAREHOUSING AND LOGISTICS

         Operations in this line of business have been conducted through two wholly owned subsidiaries, Wiscold, Inc. and Total Logistic Control, Inc. On June 30, 1997, the operations and corporate structures of Wiscold, Inc. and Total Logistic Control, Inc. were merged forming Total Logistic Control, LLC.

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

         Total Logistic Control, LLC ("TLC") provides full service public and contract warehousing and logistic services in all ranges of
   refrigerated and ambient temperatures.    TLC's refrigerated warehousing
   operations include temperature sensitive storage services, blast freezing, individual quick freeze (IQF) services, vegetable blanching and processing, and automated poly bag and bulk packaging services. TLC's transportation and distribution services include full service truckload, less-than-truckload and pooled consolidation in both temperature controlled and dry freight equipment, dedicated fleet services and specialized store-door delivery formats. Transportation and logistic services are provided utilizing company-owned equipment as well as through carrier management services utilizing third party common and contract carriers. Integrated logistic services generally combine transportation, warehousing and information services to manage the distribution channel for a customer's products from the point of manufacturer to the point of consumption. TLC also provides a full range of international freight management services, fully computerized inventory management, kitting, repackaging and just-in-time production supply services.

         TLC's customers consist primarily of national, regional and local firms engaged in food processing, consumer product manufacturing, wholesale distribution and retailing. During fiscal 1997, TLC's top 10 customers accounted for approximately 47% of total revenues. TLC serves approximately 1,250 customers.

         Total Logistic Control is the nation's seventh largest provider of public refrigerated warehouse services. All of TLC's refrigerated facilities with the exception of a downtown Milwaukee facility are modern and efficient single story buildings at dock height elevation and fully insulated. The downtown Milwaukee facility, known as Wisconsin Logistic Center, is a 10 story building originally constructed in the early 1900s. TLC's refrigerated distribution centers are:

         - Rochelle Logistic Center, located in Rochelle, Illinois, is TLC's newest and largest refrigerated facility, initially constructed in 1986. Currently this facility is comprised of 14,100,000 cubic feet of capacity after undergoing four capacity expansions in 1988, 1990, 1993 and 1996. All space is capable of temperatures of -20 degrees F to ambient. Rochelle Logistic Center is strategically located at the intersection of two main line East-West railroads, the Burlington Northern and the Chicago Northwestern, and the cross roads of two interstate highways, I-39 and I-88.

         - Beaver Dam Logistic Center, located in Beaver Dam, Wisconsin, was originally constructed in 1975. Since 1975 this facility has undergone three freezer additions, the most recent in 1991, and today is comprised of 7,200,000 cubic feet of freezer storage space. Beaver Dam Logistic Center serves distribution related customers as well as vegetable and cranberry processors. This facility's unique capabilities involve value added services for vegetable processors including IQF, blanching, slicing, dicing and food service and retail poly bag packaging operations. Beaver Dam Logistic Center's IQF tunnels have the capacity to freeze 30,000 pounds of product per hour.

         -   Milwaukee Logistic Center, located in Wauwatosa,
             Wisconsin, was originally constructed in 1954. There have been six expansions of this facility and today the Milwaukee Logistic Center facility comprises 4,300,000 cubic feet of which 3,754,000 cubic feet is freezer capacity and 546,000 cubic feet is cooler space. This facility has multi-temperature refrigerated storage ranging from -20 degrees F to +40 degrees F and daily blast freezing capacity of 750,000 pounds. This location has a 7-car private rail siding. An additional 3 million cubic feet of company owned refrigerated and processing space adjacent to the Milwaukee Logistic Center facility is leased on a long term basis to a third party retail grocery company.

         - Wisconsin Logistic Center is located in Milwaukee, Wisconsin. Constructed in the early 1900s, it has 1,000,000 cubic feet of storage capacity comprised of 900,000 cubic feet of freezer space and 100,000 cubic feet of cooler space.

         - Holland Logistic Center, located in Holland, Michigan, has undergone a number of expansions over the years, with a major reconstruction in 1983 after a fire destroyed approximately 50 percent of the facility. Today, this refrigerated facility comprises 2,100,000 cubic feet of storage capacity of which 1,300,000 cubic feet is freezer capacity, 400,000 cubic feet is cooler capacity and 400,000 cubic feet is convertible capacity between freezer and cooler. Holland Logistic Center services both distribution customers as well as blueberry growers in the West Michigan area. This location is situated on a CSX rail spur with two refrigerated rail docks. This facility is held under a lease which expires December 31, 2000.

         - Kalamazoo Logistic Center, is located in Kalamazoo, Michigan, has two distribution centers. Facility #1 is a 3,300,000 cubic foot facility with 1,100,000 cubic feet of freezer capacity, 400,000 cubic feet of cooler capacity and 1,800,000 cubic feet of dry storage capacity. This location services a number of distribution customers in the Midwest and is strategically located at the I-94 and US 31 crossroads in Michigan, equal distance between Chicago and Detroit. Facility #2 is located adjacent to Facility #1 and is comprised of 2,800,000 cubic feet of capacity. This facility contains 1,500,000 cubic feet of cooler capacity and 1,300,000 cubic feet of freezer capacity. Two large distribution customers utilize 75% of this space. These facilities are held under long term leases.

         - Also located at the Kalamazoo Logistic Center is a company owned 10,000 square foot transportation equipment maintenance center. Approximately 50% of TLC's fleet of over-the-road transportation units is domiciled in Kalamazoo, Michigan.


         In addition to the refrigerated distribution centers described above, TLC operates a national network of owned and leased dry (non-refrigerated) distribution centers comprising approximately 0.9 million square feet of storage capacity. Dry distribution centers are located in Zeeland (2) and Kalamazoo, Michigan; Munster, Indiana; South Brunswick, New Jersey and Bayamon, Puerto Rico.

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

                                    EVI, INC.

         Christiana owns 3,897,462 shares of EVI, Inc. ("EVI") representing at June 30, 1997 an approximate 8.5% ownership interest. The Company's holdings in EVI resulted from the June 30, 1995 merger of Prideco, a former majority owned subsidiary of the Company, with a subsidiary of EVI and a $13.2 million cash investment to purchase additional EVI shares in connection with the merger transaction. The Company accounts for its investment in EVI using the equity method.

         EVI, a New York Stock Exchange listed firm, is an international manufacturer and supplier of oilfield equipment used in the exploration and production of oil and gas. EVI operates through two business segments: tubular products segment and production equipment segment. The tubular products segment manufactures drill pipe and a full line of premium tubulars and accessories used in the exploration and production of oil and gas. EVI's drill pipe and premium tubulars are used primarily in connection with the initial stages of the exploration and development of oil and gas reserves, in particular, natural gas. EVI's production equipment segment manufactures artificial lift and production equipment used primarily to assist and enhance the production of oil from existing and older wells.

         The principal customers of EVI include both domestic and international oil and natural gas companies, drilling contractors and distributors of oilfield supplies. Because EVI's tubular products are designed primarily for drilling and production in deep wells and harsh environments, they are generally used in connection with the exploration and production of natural gas and international exploration. Accordingly, sales of these products are sensitive to fluctuations in the price outlook for natural gas and related levels of exploration activity. EVI competes with a large number of companies, some of which have greater resources and more extensive and diversified operations.

         At EVI's annual shareholders meeting on May 6, 1997, the shareholders approved a two-for-one split of the company's common stock, $1.00 par value (the "common stock"), through a stock dividend and a related amendment to the Company's Restated Certificate of Incorporation that increased the number of authorized shares of the company's common stock from 40 million shares to 80 million shares. The record date for the two-for-one split was May 12, 1997. All EVI share amounts included herein have been adjusted for this split.

                                    EMPLOYEES

         The following table shows the number of fulltime Christiana and Total Logistic Control employees at the dates indicated.

                                    Fulltime Employees at August 31,
                                    1995           1996          1997

        Christiana                      23            14             10
        Total Logistic Control         666           681            736
                                      ----          ----           ----
           TOTAL                       689           695            746


         The decrease in Christiana employees from 14 in 1996 to 10 in 1997 is due to the completion of condominium refurbishment and sales activities in fiscal 1997. At August 31, 1997, Total Logistic Control had 55 more employees than at the same date a year ago due primarily to the expansion at Rochelle Logistic Center and growth in transportation related logistic services.

   Item 2.   Properties

         Refrigerated Warehousing Facilities

         At June 30, 1997, Total Logistic Control operated seven public refrigerated warehouse facilities located in Wisconsin (3), Michigan (3), and Illinois (1). Other than Wisconsin Logistic Center, located in downtown Milwaukee, TLC's refrigerated facilities are large single-story buildings constructed at dock height with full insulation and vapor barrier protection. Refrigeration is provided by screw-type compressors in ammonia-based cooling systems. The facilities are strategically located and well served by rail and truck.

         TLC's refrigerated warehouse facilities are described in the following table:

                                  Total Storage
                                      Space
                                 (cubic feet in
            Location                millions)           Type of Facility

    Rochelle, Illinois                  14.1        Distribution
    Beaver Dam, Wisconsin                7.2        Production/Distribution
    Wauwatosa, Wisconsin                 4.3        Distribution
    Holland, Michigan *                  2.1        Distribution /Production
    Kalamazoo, Michigan *
          Building # 1**                 3.3        Distribution
          Building #2                    2.8        Distribution
    Milwaukee, Wisconsin                 1.0        Distribution
                                        ----
        TOTAL                           34.8
                                        ====
           *  Leased facility.
          ** Includes 1.8 million cubic feet of dry storage capacity.

         At both the Rochelle and Beaver Dam Logistic Centers the Company owns substantial additional acreage available for expansion.

         At June 30, 1997, Total Logistic Control operated 7 public non-refrigerated or dry warehouse distribution facilities located in Michigan
   (3), Indiana, New Jersey and Puerto Rico. Zeeland Distribution Center II, located in Zeeland, Michigan is a company owned facility. All other dry facilities are held under leases. Lease terms generally match underlying contracts with major customers served at each facility. These facilities are single story block or metal construction buildings. All dry facilities are constructed at dock height and are approved as food grade storage facilities.

         TLC's dry warehouse facilities are described on the following table:

                                                         Total
                                                        Storage
                                                         Space
                                                       (sq ft. in   Type of
              Facility                 Location        thousands)   Facility

    Zeeland Distr. Center I*      Zeeland, MI               202     Public
    Zeeland Distr. Center II      Zeeland, MI               220     Public
    Michigan Distr. Ctr. I*       Kalamazoo, MI              88     Public
    Central Distr. Center *       Munster, IN               125     Public
    East Coast Distr. Center I*   So. Brunswick, NJ         200     Public
    Puerto Rico Warehouse*        Bayamon, PR                30     Contract
                                                          -----
        TOTAL                                               865
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

   Item 4.   Submission of Matters to a Vote of Security Holders.

         None

                                     Part II

   Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters.

         The common stock of the Company is listed on the New York Stock Exchange. The table below sets forth the reported high and low sales prices as reported by the New York Stock Exchange for Christiana Companies common stock for quarters ended March 31, 1994 through September 19, 1997.

                         1997                  1996                1995                 1994
   Quarter Ended    Low       High         Low      High       Low      High        Low       High

   March 31        26 1/2    33 3/4      22 1/4     24 3/4    30 1/8    31 3/4    25 1/2     27 5/8
   June 30         31 1/2    39 7/8      20 1/8     24 1/4    25 1/8    30        24 5/8     34 5/8
   September 30*   37 5/8    42 5/8      20 5/8     22 3/4    24 3/4    27 1/2    29 1/2     34 1/2
   December 31                           23 1/2     25 3/4    22        28 1/4    30         34 1/4

   * Ten weeks ended September 19, 1977.

         At September 19, 1997, there were approximately 920 shareholders of record. There have been no dividends paid since 1981, and based on the Company's strategic business plan of reinvesting cash flow and acquisitions, none are anticipated in the foreseeable future.

   Item 6.   Selected Financial Data.

         Selected Financial Data is provided under the caption "Five Year Financial Information" is included on page 33.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following table reflects the components of the Company's net earnings for each of the past three fiscal years:



                                                              Contribution to Net Earnings
   Fiscal Year Ended June 30                      1997                   1996                   1995
                                                         Per                    Per                    Per
   (In thousands, except for per share        $         Share         $        Share         $        Share
       data)

   Christiana, including Corporate         $ (719)     $ (.14)     $  971       $0.19     $1,528       $0.29
   Refrigerated Warehousing and
    Logistics                               1,011         .20       1,536        0.29      2,563        0.49
   EVI, Inc. *                              6,371        1.24       1,096        0.21       __          __
   Prideco, net of Minority Interest          __          __          __          __         971        0.18
                                          -------     -------     -------     -------    -------     -------

      Net Earnings                         $6,663       $1.30      $3,603       $0.69     $5,062       $0.96
                                          =======     =======     =======     =======    =======     =======

      * Net of deferred taxes.

   Fiscal Year Ended June 30, 1997

      The Company's consolidated revenues for fiscal 1997 were $84,208,000 compared to $77,170,000 reported for fiscal 1996, an increase of 9.1%. Revenue growth was primarily attributable to increased volume in transportation and refrigerated warehousing services. The most significant improvement was in transportation revenues which increased
   20.6% over the previous year.    During fiscal 1997 Total Logistic Control
   secured a large multi-year contract to provide logistic services to a major frozen food producer. This contract, as well as certain management changes, enabled the Company to significantly improve the operating performance in transportation related logistic services during fiscal 1997. Refrigerated warehousing services revenues increased 14.7% over last year's level due primarily to increased utilization of the expanded capacity at the Rochelle Logistic Center and higher utilization at all the Michigan based refrigerated facilities during fiscal 1997.

      Revenue growth combined with aggressive cost management resulted in a 1% increase in gross margin. During fiscal 1997, TLC closed two dry public warehouses which were leased facilities, Atlanta, GA and Sparks, NV. The closure of these facilities resulted from the Company's inability to secure longer term value-added logistic services contracts in line with the Company's strategic focus on dry warehousing operations. Warehousing and Logistic expenses were negatively impacted by $358,000 of charges related to warehouse closures and corporate restructuring. Selling, General and Administrative expenses increased $1,125,000 or 14.9% due
   mainly to increased marketing and sales activities.   Earnings from
   operations increased $358,000 or 8.5%, to $4,579,000 in fiscal 1997 from $4,221,000 in fiscal 1996.

      Loss on disposal of assets of $765,000 was primarily related to a $1,085,000 charge incurred in the disposal of special freezing equipment in connection with securing a long term contract for vegetable processing, IQF freezing, and warehouse services with a major customer of the Beaver Dam Logistic Center. In addition, in fiscal 1997 gains on the sales of real estate totaled $271,000 which included the final sales of the 366 condominium home project in San Diego. In fiscal 1996, gains on sales of real estate were $2,818,000.

      Equity in earnings of EVI, Inc. contributed $10,479,000 to pretax earnings for the fiscal year ended June 30, 1997. Included in this amount is $5,715,000 attributable to a one-time gain reported on the sale of Mallard Drilling, an EVI subsidiary. Equity in earnings of EVI, net of deferred taxes, contributed net earnings of $6,371,000, of which $3,475,000 was related to the sale of Mallard Drilling.

      Consolidated net earnings for fiscal 1997 were $6,663,000 or $1.30 per share, up 85% from last year's level of $3,603,000 or $.69 per share. The principal factors impacting net earnings in fiscal 1997 was the growth in equity earnings in EVI and improved operating performance at TLC.

   Fiscal Year Ended June 30, 1996

      The Company's consolidated revenues for fiscal 1996 were $77,170,000 compared to $126,881,000 reported for fiscal 1995. Consolidated revenues in fiscal 1996 all of which were derived from the Refrigerated Warehousing and Logistics segment were lower due entirely to the June 30, 1995 merger of Prideco. Prior to the merger, Prideco's operations were included in Christiana's financial statements. In fiscal 1995, Prideco contributed $55,239,000, or 43.5% of the Company's consolidated revenues. In fiscal 1996, revenues of Christiana's operating business, Total Logistic Control, grew 8% to $77,170,000 compared to revenues of $71,642,000 for the previous year. The gain is primarily attributable to increased warehouse capacity and integrated logistic services.

      Selling, general and administrative expenses were lower by $4,208,000 compared to the previous year, of which approximately $3,800,000 was attributable to the deconsolidation of Prideco.

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

      Interest income in fiscal 1996 was $531,000, down from $942,000 the prior year due primarily to the use of $13,291,000 of cash to purchase additional EVI, Inc. common stock in connection with the Prideco merger on June 30, 1995.

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

      Consolidated net earnings for fiscal 1996 were $3,603,000 or $.69 per share, down $1,459,000 from net earnings in fiscal 1995 of $5,062,000 or $.96 per share. Before the effects of the consolidation charges, net income was $3,789,000 or $.73 per share, a decline of 25% compared to fiscal 1995. Equity in earnings of EVI, Inc. totaled $1,096,000 after providing for deferred taxes. In fiscal 1995, Prideco's operations contributed net earnings of $971,000. Real estate sales in fiscal 1996 totaled 71 condominium homes contributing net earnings of $1,712,000 compared to sales of 48 homes last year which generated earnings of $1,850,000. In fiscal 1996, 30 homes were sold to a single buyer in an as-is condition without the Company incurring refurbishment expense. At June 30, 1996, Christiana had 12 condominium homes available for sale.

   Financial Condition, Liquidity and Capital Resources

      Cash equivalents and short-term investments totaled $7,499,000 at June 30, 1997 compared to $4,478,000 at June 30, 1996. The Company's working capital at June 30, 1997 was $4,258,000 compared to $2,489,000 at June 30, 1996.

      Operating activities in fiscal 1997 provided cash of $9,183,000 derived primarily from net earnings, depreciation and amortization.

      Capital expenditures in fiscal 1997 totaled $3,488,000, the major components of which were: $688,000 for the completion of the refrigerated distribution and logistic center in Rochelle, Illinois and $369,000 for transportation related equipment. The balance of the expenditures were incurred for equipment and facility improvements within the refrigerated warehousing facilities.

      Financing activities in fiscal 1997 resulted in the use of $6,982,000 to reduce long term debt by $5,628,000 and repay $1,354,000 of short-term borrowings.

      The Company's balance sheet at June 30, 1997, reflects $41,257,000 as its carrying value for 3,897,462 shares of EVI common stock. At June 30, 1997 these shares had a market value of $163,693,000 or $42.00 per share. EVI has not paid dividends on its common stock since 1984 and it is anticipated, for the foreseeable future, that its earnings will be retained for the development of its business.

      At June 30, 1997, the Company had in place a $15 million unsecured line of credit for general corporate purposes. Borrowings under this line of credit bear interest on a floating rate of LIBOR plus 125 basis points or prime at the Company's option. At June 30, 1997, there were no borrowings under this facility. There were no borrowings under this facility during fiscal 1997.

      Through March 31, 1998, Total Logistic Control, LLC has a loan commitment of $40,000,000 under an amended revolving credit agreement. At June 30, 1997, $31,248,000 was outstanding. After April 1, 1998, that loan commitment reduces to $35,000,000 which is available beyond fiscal 1998. In addition, at June 30, 1997 Total Logistic Control, LLC has a bank line of credit which permits borrowings up to $5,000,000.

      The Company's current sources of capital include: cash generated from operations, sale of existing mortgage portfolio, borrowings under its revolving credit agreement and line of credit and the use of its marketable EVI shares. The Company believes that current reserves of cash and short-term investments, access to existing credit facilities and internally generated cash from operations are sufficient to finance the projected cash requirements of its current operations.

      The Company continues to evaluate new acquisitions in areas strategic to existing operations as well as new lines of business. Future acquisitions may be funded through cash flow from operations, liquidation of mortgage notes receivable, liquidation of EVI stock, borrowings under its existing line of credit and other facilities, and equity issuance if desirable.

      As of June 30, 1997, the Company had no material capital commitments.

   Item 8.   Financial Statement and Supplementary Data.

      See Index to Financial Information on page 14.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                                    Part III

   Item 10.  Directors and Executive Officers of Registrant.

      The material in Section III of the 1997 Proxy Statement is incorporated herein by reference.

   Item 11.  Executive Compensation.

      The material in Section IV of the 1997 Proxy Statement is incorporated herein by reference.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      The material in Section II and III of the 1997 Proxy Statement is incorporated herein by reference.

   Item 13.  Certain Relationships and Related Transactions.

      The material in Section IV of the 1997 Proxy Statement is incorporated herein by reference.

                                     Part IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
   8-K.

      Financial Statement and Schedules:

      See Index on page 14.

      Exhibits:

      See Index on page 36.

      Reports on Form 8-K:

      None

                                   SIGNATURES

      Pursuant to the requirement of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Christiana Companies, Inc.


    Date:   September  19, 1997                By: /s/ Sheldon B. Lubar
                                                  Sheldon B. Lubar, Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934 this 10-K report has been signed below on September 19, 1997 by the following persons on behalf of the Registrant and in the capacity indicated.

                                      Signature


    /s/ Sheldon B. Lubar          Chairman, Chief Executive Officer and
    Sheldon B. Lubar              a Director


    /s/ Gary R. Sarner            Chairman, Total Logistic Control, LLC
    Gary R. Sarner                and a Director


    /s/ William T. Donovan        President, Chief Financial Officer and
    William T. Donovan            a Director


    /s/ Raymond F. Logan          Former Vice President- Real Estate and
    Raymond F. Logan              a Director


    /s/ John R. Patterson         President, Chief Executive Officer
    John R. Patterson             Total Logistic Control, LLC and a Director


    /s/ Betty J. White            Treasurer, Controller and Assistant
    Betty J. White                Secretary


    /s/ Nicholas F. Brady         Director
    Nicholas F. Brady


    /s/ David J. Lubar            Director
    David J. Lubar


    /s/ Albert O. Nicholas        Director
    Albert O. Nicholas

                           CHRISTIANA COMPANIES, INC.


                              FINANCIAL INFORMATION


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                         FISCAL YEAR ENDED JUNE 30, 1997

                           CHRISTIANA COMPANIES, INC.
                         Index to financial information


                                                                 Page No.
   Consolidated Statements of Earnings for the years
     ended June 30, 1997, 1996, and 1995 . . . . . . . . . . . . . .  15

   Consolidated Balance Sheets as of June 30, 1997 and June 30, 1996  16

   Consolidated Statements of Shareholders' Equity for the
     years ended June 30, 1997, 1996 and 1995  . . . . . . . . . . .  17

   Consolidated Statements of Cash Flows for the years
     ended June 30, 1997, 1996 and 1995  . . . . . . . . . . . . . .  18

   Report of Independent Public Accountants  . . . . . . . . . . . .  19

   Notes to Consolidated Financial Statements  . . . . . . . . . . .  20

   Selected Financial Data . . . . . . . . . . . . . . . . . . . . .  33

   CHRISTIANA COMPANIES, INC.
   CONSOLIDATED STATEMENTS OF EARNINGS


                                         For the Year Ended June 30
                                       1997          1996          1995
    Revenues:
      Product Sales                $       -     $     -       $55,239,000
      Warehousing and Logistic
         Services                   84,208,000   77,170,000     71,642,000
                                    ----------   ----------    -----------
                                    84,208,000   77,170,000    126,881,000
                                    ----------   ----------    -----------
    Costs and Expenses:
      Cost of Product Sales                -            -       47,134,000
      Warehousing and Logistic
        Expenses                    70,973,000   65,418,000     57,684,000
      Selling, General &
        Administrative Expenses      8,656,000    7,531,000     11,739,000
                                    ----------   ----------    -----------
                                    79,629,000   72,949,000    116,557,000
                                    ----------   ----------    -----------
    Earnings From Operations         4,579,000    4,221,000     10,324,000
                                    ----------   ----------     ----------

    Other Income (Expense):
      Interest Income                 516,000       531,000        942,000
      Interest Expense             (3,166,000)   (3,096,000)    (4,842,000)
      Gain (Loss) on Disposal of
        Assets                       (765,000)    2,818,000      3,083,000
      Equity in Earnings of EVI,
        Inc.                       10,479,000     1,745,000            -
      Other (Expense), Net           (674,000)     (208,000)      (367,000)
                                   ----------    ----------    -----------
                                    6,390,000     1,790,000     (1,184,000)
                                   ----------    ----------    -----------

    Earnings Before Income Taxes
      and Minority Interest        10,969,000     6,011,000      9,140,000
    Income Tax Provision            4,306,000     2,408,000      3,394,000
                                   ----------    ----------    -----------
    Net Earnings Before Minority
      Interest                      6,663,000     3,603,000      5,746,000
    Minority Interest                     -             -         (684,000)
                                   ----------    ----------    -----------
    Net Earnings                  $ 6,663,000   $ 3,603,000    $ 5,062,000
                                   ==========    ==========     ==========

    Earnings Per Share                  $1.30         $0.69          $0.96
                                        =====         =====          =====


    Weighted Average Number of
      Shares Outstanding             5,136,630    5,186,679      5,275,947


   See notes to consolidated financial statements.

   CHRISTIANA COMPANIES, INC.
   CONSOLIDATED BALANCE SHEETS

                                                       As of June 30
                                                  1997             1996
    ASSETS
    Current Assets:
      Cash and Cash Equivalents                 $2,888,000      $3,728,000
      Short-Term Investments                     4,611,000         750,000
      Accounts Receivable, Net                   7,649,000       8,294,000
      Inventories, Prepaids and Other
        Assets                                   1,729,000       1,732,000
                                                ----------      ----------
        Total Current Assets                    16,877,000      14,504,000
                                                ----------      ----------
    Long-Term Assets:
      Investment in EVI, Inc.                   41,257,000      23,631,000
      Mortgage Notes Receivable                  1,749,000       3,314,000
      Rental Properties, Net                    ---                867,000
      Fixed Assets, Net                         75,604,000      81,283,000
      Goodwill                                   5,592,000       5,749,000
      Other Assets                               1,277,000       1,670,000
                                               -----------     -----------
        Total Long-Term Assets                 125,479,000     116,514,000
                                               -----------     -----------
    TOTAL ASSETS                              $142,356,000    $131,018,000
                                               ===========     ===========
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities:
      Accounts Payable                       $   3,526,000   $   5,294,000
      Accrued Liabilities                        5,562,000       4,072,000
      Short-Term Debt                                ---         1,354,000
      Current Portion of Long-Term Debt          3,531,000       1,295,000
                                                ----------      ----------
        Total Current Liabilities               12,619,000      12,015,000
                                                ----------      ----------
    Long-Term Liabilities:
      Long-Term Debt                            36,149,000      44,013,000
      Deferred Income Taxes                     20,289,000      12,674,000
      Other Liabilities                          1,214,000       1,239,000
                                                ----------      ----------
        Total Long-Term Liabilities             57,652,000      57,926,000
                                                ----------      ----------
        Total Liabilities                       70,271,000      69,941,000
                                                ----------      ----------
    Shareholders' Equity:
      Preferred Stock                                    -               -
      Common Stock                               5,196,000       5,196,000
      Additional Paid-In capital                12,022,000      12,022,000
      Treasury Stock, at Cost                   (1,236,000)     (1,236,000)
      Retained Earnings                         56,103,000      45,095,000
                                               -----------     -----------
        Total Shareholders' Equity              72,085,000      61,077,000
                                               -----------      ----------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                  $142,356,000    $131,018,000
                                               ===========     ===========

    See notes to consolidated financial statements.

   CHRISTIANA COMPANIES, INC.
   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (1) (2)

                                                                                 Additional
                               Common Stock             Treasury Stock             Paid-in        Retained
                             Shares     Amount        Shares        Amount         Capital        Earnings         Total

  Balance, June 30, 1994   5,440,899   $5,441,000        -        $     -         $18,217,000      $36,430,000     $60,088,000

  Repurchase of Stock       (245,269)    (245,000)       -              -          (6,195,000)             -        (6,440,000)

         Net Earnings             -           -          -              -                 -          5,062,000       5,062,000
                           ---------    ---------   ---------      ----------      ----------       ----------      ----------
  Balance, June 30, 1995   5,195,630   $5,196,000        -         $    -         $12,022,000      $41,492,000     $58,710,000

  Purchase of Treasury
    Stock                        -           -        (59,000)     (1,236,000)           -                -         (1,236,000)

  Net Earnings                   -           -          -               -                -           3,603,000       3,603,000
                           ---------    ---------   ---------      ----------      ----------       ----------      ----------
  Balance, June 30, 1996   5,195,630   $5,196,000     (59,000)    $(1,236,000)    $12,022,000      $45,095,000     $61,077,000

  EVI Stock Issuance            -            -            -              -               -           4,345,000       4,345,000

  Net Earnings                  -            -            -              -               -           6,663,000       6,663,000
                           ---------    ---------   ---------      ----------      ----------       ----------      ----------
  Balance, June 30, 1997   5,195,630   $5,196,000     (59,000)    $(1,236,000)    $12,022,000      $56,103,000     $72,085,000
                           =========    =========   =========      ==========      ==========       ==========      ==========


   (1) Preferred stock: $10 par value, 1,000,000 shares authorized, none issued.

   (2) Common stock: $1 par value, 12,000,000 shares authorized.

   See notes to consolidated financial statements.

   CHRISTIANA COMPANIES, INC.
   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           For the Year Ended June 30
                                         1997        1996          1995
    CASH FLOWS FROM OPERATING
      ACTIVITIES:
    Net Earnings                    $ 6,663,000  $ 3,603,000  $  5,062,000
    Adjustments to Reconcile Net
     Earnings to Net Cash Provided
     By Operating Activities:
      Depreciation and Amortization   7,155,000    7,159,000     8,207,000
      (Gain) Loss on Disposal of
        Assets                          765,000   (3,024,000)   (3,213,000)
      Deferred Income Tax (Benefit)
        Provision                     4,813,000   (1,084,000)    1,462,000
      Minority Interest                   -            -           684,000
      Equity in Earnings of EVI,
        Inc.                        (10,479,000)  (1,745,000)         -
     Changes in Assets and
      Liabilities:
      (Increase) Decrease in
        Accounts Receivable             645,000      (34,000)   (2,240,000)
      (Increase) Decrease in
        Inventories                    (166,000)    (191,000)    2,566,000
      (Increase) Decrease in
        Prepaids and Other Assets      (303,000)     788,000      (485,000)
      Increase in Accounts Payable
        and Accrued Liabilities          90,000    3,091,000       396,000
                                      ---------    ---------    ----------
    Net Cash Provided By Operating
      Activities                      9,183,000    8,563,000    12,439,000

    CASH FLOWS FROM INVESTING
      ACTIVITIES:
      Proceeds from (Purchase of)
        Short-Term Investments, Net  (3,861,000)   2,072,000    11,742,000
      Capital Expenditures           (3,488,000) (19,715,000)  (10,931,000)
      Business Acquisitions, Net of
        Cash Acquired                     -            -       (13,291,000)
      (Increase) Decrease in
        Mortgage Notes Receivable     1,565,000     (109,000)      356,000
      Decrease in Cash due to
        Merger of Prideco                 -            -          (533,000)

      Proceeds from Sales of Assets   2,743,000    8,894,000     6,954,000
                                      ---------    ---------    ----------
    Net Cash Used In Investing
      Activities                     (3,041,000)  (8,858,000)   (5,703,000)

    CASH FLOWS FROM FINANCING
      ACTIVITIES:
      Borrowings (Payments) on Line
        of Credit, Net               (1,354,000)    (489,000)      501,000
      Stock Repurchase                    -       (1,236,000)   (3,805,000)
      Proceeds from Notes Payable         -        9,011,000     4,125,000
      Payments of Notes and
        Mortgages Payable            (5,628,000)  (3,638,000)  (11,111,000)
                                     ----------   ----------   -----------
    Net Cash Provided By (Used In)
      Financing Activities           (6,982,000)   3,648,000   (10,290,000)

    NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS             (840,000)   3,353,000    (3,554,000)

    BEGINNING CASH AND CASH
      EQUIVALENTS, JULY 1             3,728,000      375,000     3,929,000
                                     ----------   ----------    ----------
    ENDING CASH AND CASH
      EQUIVALENTS, JUNE 30          $ 2,888,000  $ 3,728,000   $   375,000
                                     ==========   ==========    ==========
    Supplemental Disclosures of
      Cash Flow Information:
      Interest Paid                 $ 3,190,000  $ 3,228,000   $ 4,612,000
      Income Taxes Paid             $ 1,396,000  $ 2,579,000   $ 2,950,000


    See notes to consolidated financial statements.

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


   TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
   OF CHRISTIANA COMPANIES, INC.:

        We have audited the accompanying consolidated balance sheets of Christiana Companies, Inc. (a Wisconsin corporation) as of June 30, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three year period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Christiana Companies, Inc. as of June 30, 1997 and 1996, and the results of its consolidated operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.





   ARTHUR ANDERSEN LLP
   Milwaukee, Wisconsin
   August 1, 1997

   CHRISTIANA COMPANIES, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Three years ended June 30, 1997)

   A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Description of Business:   At June 30, 1997, Christiana is engaged in
   providing public refrigerated and dry (non-refrigerated) warehousing and logistic services; and owning 3,897,462 shares of EVI, Inc. common stock which represents an 8.5% ownership interest at that date.

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

        Short-Term Investments: As of June 30, 1997 and 1996, short-term investments are classified as "available for sale" and include U.S. Treasury securities and commercial paper maturing in less than one year. These investments are carried at market, which approximates cost.

        Accounts Receivable: Accounts receivable are presented net of a reserve for bad debts of $233,000 and $253,000 at June 30, 1997 and 1996, respectively. The provision for bad debts was $123,000 and $227,000 for the years ended June 30, 1997 and 1996, respectively. Deductions from the reserve were $143,000 and $94,000 for the years ended June 30, 1997 and 1996, respectively.

        Investment in EVI, Inc.: At June 30, 1997, the Company owned 3,897,462 shares of EVI, Inc. (NYSE:EVI) which represented 8.5% of the then outstanding common stock. Based on the facts and circumstances associated with the Investment in EVI, Inc., including the Company's Board of Directors representation, and in accordance with the Accounting Principles Board Opinion No. 18 the Company accounts for this investment under the equity method of accounting. At June 30, 1997, these shares had a market value of $163,693,000.

        Mortgage Notes Receivable: At June 30, 1997, mortgage notes receivable, derived from condominium sales, totaled $1,749,000 and accrue interest at rates ranging from 6.875% to 9.000%.

        The principal balance of mortgage notes receivable matures as follows:

                        Year Ended June 30
        1998      $  17,000                 2001     $  16,000
        1999        407,000                 2002        63,000
        2000         22,000           Thereafter     1,224,000

        During the years ended June 30, 1997 and 1996, mortgage notes receivable of $1,882,000 and $286,000, respectively, were sold or prepaid.

        Fixed Assets: Fixed assets are carried at cost less accumulated depreciation, which is computed using both straight-line and accelerated methods for financial reporting purposes. The cost of major renewals and improvements are capitalized; repair and maintenance costs are expensed. A summary of the cost of fixed assets and the estimated useful lives for financial reporting purposes is as follows:

                                          At June 30,            Estimated
                                       1997          1996       Useful Lives

    Rental Properties              $      -      $1,029,000      20-40 years
      Less:  Accumulated
        Depreciation                      -        (162,000)
                                    ----------    ---------
                                   $      -      $  867,000
                                    ==========    =========
    Fixed Assets:
      Land                         $ 3,380,000   $3,416,000           -
      Machinery and Equipment       53,171,000   54,314,000       5-7 years
      Buildings and Improvements    41,534,000   41,394,000      30-32 years
      Construction-In-Progress         451,000       12,000           -
      Less:  Accumulated
        Depreciation               (22,932,000) (17,853,000)
                                    ----------   ----------
                                  $ 75,604,000  $81,283,000
                                    ==========   ==========


        Goodwill: Goodwill is amortized on a straight-line basis over 40 years ($157,000 in 1997 and $157,000 in 1996). The accumulated amortization at June 30, 1997 and 1996 was $566,000 and $409,000,
   respectively. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life may warrant revision or that the remaining balance of goodwill may not be recoverable.

        Other Assets: Other Assets primarily represent deferred charges and cash surrender value of officer's life insurance.

        Income Taxes: Deferred income taxes are provided on the temporary differences in the carrying values of assets and liabilities for financial reporting and income tax purposes.

        Earnings Per Share: Earnings per share is computed on the basis of the weighted average number of common shares outstanding. The Company has stock options which are considered common stock equivalents for purposes of computing earnings per share. The impact of these common stock equivalents is not material.

        Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of less than ninety days to be cash equivalents.

        Reclassifications: Certain reclassifications have been made in the 1996 statements to conform with 1997 presentation.

        Derivatives: Derivative financial instruments have been used by the Company to manage its interest rate exposure on certain debt instruments. Amounts to be received or paid under interest rate swap agreements are recognized as interest income or expense in the periods in which they accrue. If interest rate swap agreements are terminated due to the underlying debt being extinguished, any resulting gain or loss is recognized as interest income or expense at the time of termination.


   B. ACQUISITIONS:

        On June 30, 1995, Prideco, Inc. ("Prideco"), a majority-owned subsidiary of the Company, merged with Grant Acquisition Company, a wholly-owned subsidiary of EVI, Inc. In the merger, the Company's shares of Prideco were converted into 2,071,716 shares of Common Stock, $1.00 par value, of EVI. Prideco's results of operations are included in the Company's Consolidated Statement of Earnings through June 30, 1995, the date of the merger. Concurrent with the merger, the Company acquired an additional 1,825,746 shares of EVI, Inc. common stock directly from EVI and the minority shareholders of Prideco for an aggregate cash price of $13,291,000.

        On January 4, 1994, the Company acquired, by way of merger, The TLC Group, Inc., a Zeeland, Michigan-based firm which provides fully integrated logistic services including refrigerated and dry warehousing, transportation and information services. The purchase price consisted of approximately $5,630,000 in cash, the issuance of 234,269 shares of Christiana common stock, an 8% subordinated note in the amount of $1,764,000 and the assumption of its liabilities. As part of this acquisition, the assets of The TLC Group were revalued to their fair market value with the excess of purchase price over fair value amounting
   to $5,991,000 being recorded as goodwill.   This acquisition was accounted
   for as a purchase and accordingly, the results of TLC's operations are included in the consolidated financial statements of the Company since the date of acquisition.

        During fiscal 1995, the Company repurchased the 234,269 shares issued in the TLC acquisition for $3,805,000 and a three year note in the amount of $2,286,000.

        The following summarizes the unaudited consolidated pro forma operating results of the Company as if the merger of Prideco and the acquisition of EVI shares had occurred at the beginning of fiscal year 1995.

                                         Year Ended June 30
                                                1995

                  Revenues                  $71,642,000
                  Net Earnings                4,173,000
                  Earnings Per Share              $0.79

        Pro forma results are not necessarily indicative of results that would have occurred had the purchase been made at the beginning of the respective period, or of results which may occur in the future.

   C.  INDEBTEDNESS:

        The following is a summary of consolidated indebtedness:

                                                     At June 30,
                                                 1997           1996
    Christiana Corporate
         Notes Payable                      $ 2,286,000    $ 2,286,000
         Line of Credit                              -              -

    Total Logistic Control, LLC
         Revolving Credit Agreement          31,248,000     35,248,000
         Line of Credit                              -       1,354,000
         Notes Payable, Equipment Related     4,382,000      6,010,000
         Subordinated Note                    1,764,000      1,764,000
                                             ----------     ----------
             Subtotal                        39,680,000     46,662,000

    Less:  Current Portion of Long-Term Debt (3,531,000)    (1,295,000)
               Short-Term Debt                       -      (1,354,000)
                                             ----------     ----------
    Long-Term Debt                          $36,149,000    $44,013,000
                                             ==========     ==========


        Christiana has a $15,000,000 unsecured line of credit, renewable annually. Borrowings under this line bear interest at either the London Interbank Offered Rate ("LIBOR") plus 125 basis points, or prime at the
   Company's option.   No compensating balances are required under the terms
   of this credit facility.

        Notes payable attributable to Christiana Corporate are amounts due as a result of repurchased common stock. The notes payable are unsecured and bear interest at the rate of 7%.

        Total Logistic Control, LLC has a revolving credit agreement that provides for borrowings at June 30, 1997 up to $40,000,000. Borrowings under this agreement mature on March 31, 2001 and bear interest, payable monthly at either LIBOR plus 125 basis points, or a floating rate at the bank's prime rate (6.7% at June 30, 1997) and are unsecured. At June 30, 1996 Wiscold's borrowings under the original revolving credit were priced at LIBOR plus 175 basis points or prime (7.10% at June 30, 1996) and were secured by Wiscold's assets. The revolving credit agreement requires, among other things, that defined levels of net worth and debt service coverage be maintained and restricts certain activities including limitation on new indebtedness and the disposition of assets. No compensating balances are required under the terms of this credit facility.

        On September 15, 1992, Wiscold entered into an interest rate swap agreement with three commercial banks which expires on December 15, 1997. As of June 30, 1997, $12,650,000 of outstanding Wiscold debt was subject to the swap agreement. The agreement effectively fixes the interest rate payable by Wiscold on this portion of the debt at 5.3% plus an interest rate spread determined by Wiscold's leverage ratio. As of June 30, 1997, the effective rate of this outstanding debt was 6.55%.

        Under the swap agreement, the Company is exposed to credit risk only in the event of nonperformance by the commercial banks, which is not anticipated.

        Total Logistic Control, LLC has a bank line of credit which permits borrowings up to $5,000,000. Borrowings bear interest at either LIBOR plus 200 basis points, or the bank's prime rate, at TLC's option (7.69% and 7.48% at June 30, 1997 and 1996, respectively), and are secured by certain accounts receivable. Notes payable relate to specific equipment purchases, primarily transportation and material handling equipment and a new distribution facility, and are secured by specified assets. These notes bear interest on both fixed and floating terms ranging from 6.375% to 9.37%. No compensating balances are required under the terms of these credit arrangements. TLC's subordinated note bears interest at 8% and was incurred in the redemption of a former shareholder's ownership coincident with the sale to Christiana. This obligation is guaranteed by Christiana.

        Future maturities of consolidated indebtedness are as follows:

                        Year Ended
                          June 30                     Total

                           1998                   $ 3,531,000
                           1999                     4,078,000
                           2000                     5,193,000
                           2001                    25,150,000
                           2002                     1,728,000
                        Thereafter                          -

        The weighted average interest rate paid on short term borrowings, all of which was attributable to TLC, was 7.46% and 8.21% for fiscal 1997 and 1996, respectively. The carrying value of the Company's debt approximates fair value.

   D.  INCOME TAXES:

        The Income Tax Provision consists of the following:

                                          Year Ended June 30
                            1997           1996            1995
    Current
     Federal              $(442,000)    $3,029,000     $1,866,000
     State                  (65,000)       463,000         66,000
    Deferred              4,813,000     (1,084,000)     1,462,000
                          ---------      ---------     ----------
                         $4,306,000     $2,408,000     $3,394,000
                          =========      =========     ==========

        The components of Deferred Income Taxes are:


                                                  At June 30
                                             1997             1996
    Deferred Tax Assets:
     Alternative Minimum Tax             $        -       $1,255,000
     Other                                1,612,000        1,431,000
                                          ---------        ---------
         Total Deferred Tax Asset        $1,612,000      $ 2,686,000
                                          ---------        ---------
    Deferred Tax Liabilities:
     Condemnation Proceeds               $4,513,000      $ 5,259,000
     Tax Over Book Depreciation           7,816,000        7,311,000
     Equity in Earnings of EVI, Inc.      4,767,000          649,000
     EVI, Inc. Stock Issuance             2,787,000              -
     Installment Sale                       407,000          676,000
     Other                                  860,000        1,083,000
                                         ----------       ----------
        Total Deferred Tax Liability     21,150,000       14,978,000
                                         ----------       ----------
    Net Deferred Tax Liability          $19,538,000      $12,292,000
                                         ==========       ==========


        A reconciliation of the statutory Federal income tax rate to the Company's effective tax rate follows:

                                               Year Ended June
                                           1997     1996      1995


    Statutory Federal Income Tax Rate       35%      34%      34%
         Increase (Reduction) in Taxes
           Resulting From:
           State Income Tax, Net             5        5        3
           Municipal Bond Interest          --       --       (1)
           Other, Net                       (1)       1        1
                                            ---      ---      ---
                                            39%      40%      37%
                                            ===      ===      ===

   E.  EMPLOYEE BENEFIT PLANS:

        The Company has 295,000 shares of its common stock reserved for issuance under a stock option plan, which permits the granting of options as well as appreciation rights and awards. During fiscal 1997, options for a total of 40,000 shares were granted at exercise prices of $21.50 and $22.25. During fiscal 1996, options for a total of 100,000 shares were granted at an exercise price of $24.25 per share. At June 30, 1997 and 1996, 36.0% and 23.5%, respectively, of total options granted were exercisable. The remaining options are exercisable over the next seven years.

        Changes in stock options outstanding are summarized as follows:

                                  Number of          Exercise Price
                                   Options             Per Option

    Balance, June 30, 1994           151,250         26.000 - 34.375
         Options Granted               5,000                 28.8125
         Options Canceled              5,000                  27.125
                                   ---------        ----------------
    Balance, June 30, 1995           151,250         26.000 - 34.375
         Options Granted             100,000                  24.250
         Options Canceled              7,500         27.125 - 34.375
                                    --------         ---------------
    Balance, June 30, 1996           243,750         24.250 - 34.375
         Options Granted              40,000         21.500 - 22.250
                                    --------         ---------------
    Balance, June 30, 1997           283,750         21.500 - 34.375
                                    ========         ===============

        Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method as provided there-in. The fair value of each option grant is estimated on the date of the grant using an option pricing model with the following weighted-average assumptions used for options issued in fiscal 1997 and 1996, respectively: risk-free interest rate of 6.5%; expected remaining lives of 6 and 5 years; expected volatility of 25% and 20%; and no expected dividends.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Set forth below is a summary of the Company's net income and earnings per share as reported and pro forma as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The pro forma information is not meant to be representative of the effects on reported net income for future years, because as provided by SFAS No. 123, only the effects of awards granted after July 1, 1996 are considered in the pro forma calculation.

                              June 30, 1997                June 30, 1996
                        As Reported      Pro Forma    As Reported   Pro Forma

  Net Earnings          $6,663,000     $6,282,000     $3,603,000   $3,330,000
  Earnings Per Share         $1.30          $1.22           $.69         $.65

        The Company has 401(k) plans covering substantially all of its employees. The costs under these plans have not been material. The Company does not provide post employment medical or life insurance benefits.


   F.  COMMITMENTS:

        Total Logistic Control, LLC has operating leases for warehousing and office facilities. Rental expense under these leases was $7,213,000, $5,479,000 and $5,100,000 in fiscal 1997, 1996 and 1995, respectively.
   At June 30, 1997, future minimum lease payments under these operating leases are as follows:

                               Year Ended June 30

                             1998         $ 5,800,773
                             1999           4,513,455
                             2000           3,982,490
                             2001           2,993,435
                             2002           2,274,180
                          Thereafter       11,976,486

   G.  ACCOUNTING STANDARDS:

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share (EPS). This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share. The Company is required to adopt this statement for financial statements issued for the years ending after June 30, 1998; earlier application is not permitted. Pro forma disclosure of EPS computed in accordance with SFAS No. 128 is as follows:

                                            Fiscal Year Ended June 30
                                        1997            1996          1995

    Earnings Per Share As Reported      $1.30             $0.69      $0.96

    Pro Forma:
    Basic Earnings Per Common
      Share                             $1.30             $0.69      $0.96
    Diluted Earnings Per Common
      Share                             $1.29             $0.69      $0.96



   H.   MARKET SEGMENT INFORMATION

        The Company was engaged in primarily two distinct lines of business, namely, the manufacture of industrial products and the operation of warehousing, logistic services and rental properties. On June 30, 1995, the Company's manufacturing segment, Prideco, was merged with a unit of EVI, Inc.


                                            Year Ended June 30
                                     1997           1996           1995
   REVENUES
     Industrial Products        $        -     $        -      $ 55,239,000
     Warehousing and Logistic
       Services                   84,208,000     77,170,000      71,642,000
                                  ----------     ----------     -----------
        Total                   $ 84,208,000   $ 77,170,000    $126,881,000
                                  ==========     ==========     ===========
   EARNINGS FROM OPERATIONS
     Industrial Products        $      -       $       -       $  4,226,000
     Warehousing and Logistic
       Services                    6,473,000      5,580,000       7,533,000
     Corporate Expenses           (1,894,000)    (1,359,000)     (1,435,000)
                                  ----------     ----------     -----------
       Total                    $  4,579,000   $  4,221,000    $ 10,324,000
                                  ==========     ==========     ===========
   ASSETS
     Industrial Products        $        -     $        -      $       -
     Warehousing and Logistic
       Services                   91,355,000     98,370,000      91,992,000
     Corporate                    51,001,000     32,648,000      29,750,000
                                 -----------    -----------     -----------
        Total                   $142,356,000   $131,018,000    $121,742,000
                                 ===========    ===========     ===========
   CAPITAL EXPENDITURES
     Industrial Products        $        -     $        -      $    682,000
     Warehousing and Logistic
       Services                    3,488,000     19,715,000      10,249,000
                                   ---------     ----------      ----------
       Total                      $3,488,000    $19,715,000     $10,931,000
                                   =========     ==========      ==========
   DEPRECIATION AND
     AMORTIZATION
     Industrial Products        $        -     $        -       $ 1,256,000
     Warehousing and Logistic
       Services                    7,148,000      7,144,000       6,885,000
     Corporate                         7,000         15,000          66,000
                                   ---------      ---------       ---------
       Total                    $  7,155,000   $  7,159,000     $ 8,207,000
                                   =========      =========       =========


        There were no intersegment sales. Corporate assets consist primarily of cash equivalents, short-term investments, marketable securities and residential real estate.


   I.  EVI, INC. SUMMARY FINANCIAL INFORMATION:

        The following represents summarized financial information for EVI, Inc. The Company's investment is accounted for under the equity method. EVI's fiscal year ends on December 31, 1996. For more information regarding EVI's financial condition and operations, reference is made to the EVI's Form 10-K filed with the Securities and Exchange Commission.

                            Summarized Balance Sheets

                                          At December 31,
                                      1996                1995
    (In Thousands)

    Current Assets                   $558,681             $249,574
    Noncurrent Assets                 294,162              241,486
                                      -------              -------
       Total Assets                  $852,843             $491,060
                                      =======              =======

    Current Liabilities              $233,126            $  97,116
    Noncurrent Liabilities            165,633              165,878
    Stockholders' Equity              454,084              228,066
                                      -------              -------
                                     $852,843             $491,060
                                      =======              =======


                          Summarized Income Statements

                                         For Year Ended December 31,
                                        1996          1995           1994
    (In Thousands)

    Revenues                         $ 478,020     $ 351,587     $ 248,537
    Expenses                          (431,733)     (319,147)     (229,068)
    Other Expenses, Net                (14,741)      (16,049)      (13,021)
                                      --------      --------      --------
    Income Before Taxes                 31,546        16,391         6,448
    Taxes                               (7,041)       (5,080)       (1,806)
                                      --------      --------      --------
    Income from Continuing
      Operations                        24,505        11,311         4,642
    Discontinued Operations, Net of
      Taxes                             74,392             -             -
                                      --------      --------      --------
    Income before Extraordinary
      Item                              98,897        11,311         4,642
    Extraordinary Item                    (731)            -        (3,784)
                                      --------      --------      --------
    Net Income                       $  98,166     $  11,311     $     858
                                      ========      ========      ========

        During fiscal 1997, EVI issued additional stock in a public offering. The Company's share of the gain was $4,345,000 and is reflected as an increase in retained earnings in the consolidated statement of Shareholders' Equity.

        Included in the Company's retained earnings if $11,812,000 related to its' investment in EVI.



   J.   PARENT COMPANY ONLY STATEMENTS

        Following are the Parent Company only Condensed Balance Sheet, Statement of Operations and Statement of Cash Flows:


                         Parent Company Only Statements
                             Condensed Balance Sheet
                          As of June 30, 1997 and 1996



                                                      At June 30,
                                                 1997              1996
    ASSETS:

    Current Assets:
      Cash Equivalents and Short-Term
       Investments                           $ 7,276,000      $  4,444,000
      Accounts Receivable and Other
       Current Assets                          1,576,000         1,309,000

    Long-Term Assets:
      Investment in EVI, Inc.                 41,257,000        23,631,000
      Investments in and Advances to
       Subsidiaries                           33,551,000        34,071,000
      Fixed Assets, Net                       10,848,000        11,330,000
      Other Assets                             1,039,000         1,035,000
                                              ----------        ----------
    TOTAL ASSETS                             $95,547,000       $75,820,000
                                              ==========        ==========
    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities:
      Accounts Payable and Accrued
       Liabilities                           $ 5,525,000       $ 1,884,000

    Long-Term Liabilities:
      Deferred Income Taxes                   17,083,000         9,711,000
      Other Liabilities                          854,000         3,148,000
                                              ----------        ----------
    Total Liabilities                         23,462,000        14,743,000
                                              ----------        ----------
    Total Shareholders' Equity                72,085,000        61,077,000
                                              ----------        ----------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                 $95,547,000       $75,820,000
                                              ==========        ==========

   CHRISTIANA COMPANIES, INC.

                         Parent Company Only Statements
                        Condensed Statement of Operations
                For the Years Ended June 30, 1997, 1996 and 1995



                                           Fiscal Year Ended June 30,
                                       1997           1996          1995

    Revenues:
      Warehousing and Logistic
       Services                   $14,628,000     $11,432,000  $10,943,000
                                   ----------      ----------   ----------
                                   14,628,000      11,432,000   10,943,000
                                   ----------      ----------   ----------
    Costs and Expenses:
      Warehousing and Logistic
       Services                     8,554,000       7,692,000    6,682,000
      Selling, General and
       Administrative Expenses      1,815,000       1,504,000    1,582,000
                                   ----------      ----------   ----------
                                   10,369,000       9,196,000    8,264,000
                                   ----------      ----------   ----------
    Earnings From Operations        4,259,000       2,236,000    2,679,000

    Other Income (Expense):
      Interest Income (Expense),
       Net                            174,000        (426,000)       2,000
      Equity in Earnings of EVI,
       Inc.                        10,479,000       1,745,000        -
      Other (Expense), Net         (3,975,000)     (3,129,000)  (2,683,000)
                                   ----------      ----------   ----------
       Total Other Income
        (Expense)                   6,678,000      (1,810,000)  (2,681,000)
                                   ----------      ----------   ----------
    Earnings Before Income Taxes   10,937,000         426,000       (2,000)

    Income Tax Provision (Benefit)  4,287,000         167,000     (648,000)
                                   ----------      ----------   ----------
    Net Earnings (Loss) Before
     Equity in Undistributed
     Net Earnings of Subsidiaries   6,650,000         259,000      646,000

    Equity in Undistributed Net
      Earnings of Subsidiaries         13,000       3,344,000    4,416,000
                                  -----------      ----------   ----------
    Net Earnings                  $ 6,663,000     $ 3,603,000  $ 5,062,000
                                  ===========      ==========   ==========

   CHRISTIANA COMPANIES, INC.


                         Parent Company Only Statements
                             Statement of Cash Flows
                For the Years Ended June 30, 1997, 1996 and 1995


                                           Fiscal Year Ended June 30,
                                       1997          1996           1995

    CASH FLOWS FROM OPERATING
      ACTIVITIES:
     Net Earnings                  $ 6,663,000   $ 3,603,000    $ 5,062,000
     Adjustments to Reconcile
      Net Earnings to Net Cash
      Provided By (Used In)
      Operating Activities:
       Equity in Earnings of
          EVI, Inc.                (10,479,000)   (1,745,000)      -
       Equity in Undistributed
         Net Income of
         Subsidiaries                  (13,000)   (3,344,000)    (4,416,000)
       Depreciation and
         Amortization                  979,000       859,000        828,000
       Deferred Income Tax
         Provision                   4,571,000       997,000      1,348,000
       Net Changes in Assets and
         Liabilities                 1,076,000      (410,000)     1,868,000
                                     ---------   -----------    -----------
    Net Cash Provided By (Used
     In) Operating Activities        2,797,000       (40,000)     4,690,000

    CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Proceeds from (Purchase of)
       Short-Term Investments       (3,861,000)    2,072,000     11,742,000
     Capital Expenditures             (512,000)     (793,000)      (143,000)
     Investment In Subsidiaries        546,000     3,691,000     (2,546,000)
     Investment In EVI, Inc.              -             -       (13,291,000)
                                     ---------    ----------     ----------
    Net Cash Provided By (Used
     In) Investing Activities       (3,827,000)    4,970,000     (4,238,000)

    CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Stock Repurchase/Purchase
       of Treasury Stock                  -       (1,236,000)    (3,805,000)
                                    ----------    ----------     ----------
    Net Cash Used In Financing
     Activities                           -       (1,236,000)    (3,805,000)

    NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS     (1,030,000)    3,694,000     (3,353,000)

    BEGINNING CASH AND CASH
      EQUIVALENTS, JULY 1            3,695,000         1,000      3,354,000
                                     ---------     ---------     ----------
    ENDING CASH AND CASH
      EQUIVALENTS, JUNE 30         $ 2,665,000   $ 3,695,000     $    1,000
                                     =========     =========     ==========


   CHRISTIANA COMPANIES, INC.
   QUARTERLY FINANCIAL INFORMATION
   (unaudited)

                                                       Quarter Ended
                               September       December           March           June             Total
   Fiscal 1997

   Revenues                   $20,480,000     $20,342,000     $22,450,000      $20,936,000      $84,208,000
   Earnings From Operations     1,489,000       1,525,000       1,093,000          472,000        4,579,000
   Earnings Before Taxes        1,767,000       6,126,000 *     1,671,000        1,405,000       10,969,000
   Net Earnings                 1,083,000       3,730,000       1,019,000          831,000        6,663,000
   Earnings Per Share               $0.21           $0.73           $0.20            $0.16            $1.30


   *  Includes $5,715,000 of gain on the sale of Mallard Drilling, an EVI subsidiary.



   Fiscal 1996

   Revenues                   $19,937,000       $19,651,000   $19,416,000      $18,166,000      $77,170,000

   Earnings From Operations     2,053,000         1,053,000       810,000          305,000        4,221,000
   Earnings Before Taxes        2,694,000         1,249,000     1,510,000          558,000        6,011,000
   Net Earnings                 1,638,000           760,000       918,000          287,000        3,603,000
   Earnings Per Share               $0.32             $0.14         $0.18            $0.05            $0.69


   FIVE YEAR FINANCIAL INFORMATION
                                                            Year Ended June 30
                                    1997            1996           1995             1994             1993

   Revenues:
      Product Sales              $      -       $       -     $ 55,239,000      $46,428,000      $29,299,000
      Warehousing and Logistics
         Logistic Services        84,208,000     77,170,000     71,642,000       43,725,000       17,464,000
                                  ----------     ----------    -----------       ----------       ----------
                                  84,208,000     77,170,000    126,881,000       90,153,000       46,763,000

   Net Earnings                    6,663,000      3,603,000      5,062,000        3,121,000        2,941,000

   Earnings Per Share                  $1.30          $0.69          $0.96            $0.59            $0.57

   Total Assets                  142,356,000    131,018,000    121,742,000      147,565,000      122,832,000

   Long-Term Liabilities          57,652,000     57,926,000     51,388,000       67,154,000       61,585,000

   Shareholders' Equity           72,085,000     61,077,000     58,710,000       60,088,000       51,461,000



   CHRISTIANA COMPANIES, INC.
   CORPORATE INFORMATION

    DIRECTORS

    Sheldon B. Lubar, Chairman and Chief     Raymond F. Logan, Vice
    Executive Officer                        President - Real
                                             Estate

    Nicholas F. Brady, Chairman of Darby     David J. Lubar, President,
    Advisors, Inc.                           Lubar & Co., Incorporated

    William T. Donovan, President and        Albert O. Nicholas, President
    Chief Financial Officer                  of Nicholas Company, Inc.
    John R. Patterson, President and         Gary R. Sarner,  Chairman,
    Chief Executive Officer, Total           Total Logistic Control, LLC
    Logistic Control, LLC


    OFFICERS

    Sheldon B. Lubar, Chairman and Chief     Betty J. White, Treasurer,
    Executive Officer                        Controller and Assistant
                                             Secretary
    William T. Donovan, President and
    Chief Financial Officer                  David E. Beckwith, Secretary


    TRANSFER AGENT AND REGISTRAR             EXCHANGE LISTING


    Firstar Trust Company                    Christiana Companies, Inc.
    P.O. Box 2077                            common stock is listed on the
    Milwaukee, Wisconsin   53201             New York Stock Exchange (Symbol
                                             CST).


    ANNUAL MEETING                           CORPORATE HEADQUARTERS
    Christiana Companies, Inc. Annual
    Meeting of shareholders will be held     777 East Wisconsin Avenue
    at 9:00 a.m. on December 3, 1997 at      Suite 3380
    the Galleria Conference Room, Firstar    Milwaukee, WI 53202
    Center, 777 East Wisconsin Avenue,       Telephone:  (414) 291-9000
    Milwaukee, Wisconsin.  Proxy material    Facsimile:  (414) 291-9061
    will be mailed to shareholders of
    record at November 3, 1997.

                           CHRISTIANA COMPANIES, INC.


                                    EXHIBITS


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K


                         FISCAL YEAR ENDED JUNE 30, 1997

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

          10C The Wiscold Revolving Credit Agreement, dated as of March 21, 1996, by Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank, Bank One, Milwaukee, NA, as the Banks and Firstar Bank Milwaukee, N.A. as Agent for the Banks to Wiscold, Inc. Incorporated by reference to
                         Exhibit 10C to Registrant's Form 10-K for the year ended June 30, 1996.

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

          10G Employment Agreement dated September 1, 1992 between Registrant and Gary R. Sarner.
                         Incorporated by reference to Exhibit 10G of Registrant's Form 10-K for the year ended June 30, 1996.

          10H Stock Option Agreement dated February 26, 1996 between Registrant and John R. Patterson. Incorporated by reference to Exhibit 10H of Registrant's Form 10-K for the year ended June 30, 1996.

          10I            Registrant's 1995 Stock Option Plan.
                         Incorporated by reference to Registrant's Proxy Statement dated September 28, 1995.
          19 Letter Agreement dated August 24, 1993 between Registrant and Raymond F. Logan. Incorporated by reference to Exhibit 19 of Registrant's Form 10-K for the year ended June 30, 1993.

          21             Registrant's Subsidiaries.

          27             Financial Data Schedule.