Form 10-Q
period 1997-09-30
CHRISTIANA COMPANIES INC
filed 1997-11-12
CIK 20104

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                    FORM 10-Q

   [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1997

                                       OR

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from _____ to _______

                          Commission File Number 1-3846

                           CHRISTIANA COMPANIES, INC.
             (Exact name of registrant as specified in its charter.)

               Wisconsin                          95-1928079
        (State of Incorporation)        (IRS Employer Identification No.)

   777 E. Wisconsin Avenue, Suite 3380, Milwaukee, Wisconsin        53202
        (Address of principal executive offices)                 (Zip Code)

   Registrant's telephone number, including area code    (414)  291-9000

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X        No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock $1.00 par value                    5,136,630
        (Class)                       (Outstanding at November 12, 1997.)

   Page 1 of 9 total pages           No exhibits are filed with this report.

   PART I - FINANCIAL INFORMATION
        ITEM 1.  FINANCIAL STATEMENTS

                   CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)     (Audited)
                                                 September 30,    June 30,
                                                     1997           1997
   ASSETS:
   Current Assets:
       Cash and cash equivalents                 $    586,000  $  2,888,000
       Short-term investments                       6,598,000     4,611,000
       Accounts receivable                         10,068,000     7,649,000
       Prepaids and other                           1,627,000     1,729,000
                                                 ------------  ------------
         Total Current Assets                      18,879,000    16,877,000
                                                 ------------  ------------
   Long-Term Assets:
       Investment in EVI, Inc.                     43,194,000    41,257,000
       Mortgage notes receivable                    1,634,000     1,749,000
       Fixed assets, net                           75,150,000    75,604,000
       Other assets                                 6,593,000     6,869,000
                                                 ------------  ------------
       Total Long-Term Assets                     126,571,000   125,479,000
                                                 ------------  ------------
                                                 $145,450,000  $142,356,000
                                                 ============  ============
   LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current Liabilities:
       Accounts payable                          $  5,230,000  $  3,526,000
       Accrued liabilities                          5,384,000     5,562,000
       Short term debt                                944,000             -
       Current portion of long-term debt            1,245,000     3,531,000
                                                 ------------  ------------
         Total Current Liabilities                 12,803,000    12,619,000
                                                 ------------  ------------
   Long-Term Liabilities:
       Long-term debt                              36,415,000    36,149,000
       Deferred federal and state income taxes     21,460,000    20,289,000
       Other liabilities                            1,202,000     1,214,000
                                                 ------------  ------------
         Total Long-Term Liabilities               59,077,000    57,652,000
                                                 ------------  ------------
         Total Liabilities                         71,880,000    70,271,000
                                                 ------------  ------------
   Shareholders' Equity:
   Preferred stock                                          -             -
   Common stock, par value $1 per share;
       authorized 12,000,000 shares;
       issued 5,195,630                             5,196,000     5,196,000
   Additional paid-in capital                      12,022,000    12,022,000
   Treasury stock                                  (1,236,000)   (1,236,000)
   Retained earnings                               57,588,000    56,103,000
                                                 ------------  ------------
         Total Shareholders' Equity                73,570,000    72,085,000
                                                 ------------  ------------
                                                 $145,450,000  $142,356,000
                                                 ============  ============

                 See notes to consolidated financial statements.

                   CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended
                                                        September 30,
                                                      1997          1996
   Revenues:
       Warehousing and logistic services          $23,047,000   $20,480,000
                                                  -----------   -----------
   Costs and Expenses:
       Warehousing and logistic expenses           19,201,000    17,220,000
       Selling, general and administrative          2,229,000     1,771,000
                                                  -----------   -----------
                                                   21,430,000    18,991,000
                                                  -----------   -----------
   Earnings from Operations                         1,617,000     1,489,000

   Other Income (Expense):
       Interest income                                132,000       133,000
       Interest expense                              (752,000)     (867,000)
       Gain on sales of assets                              -       284,000
       Equity in earnings of EVI, Inc.              1,937,000       890,000
       Other income (expense), net                   (496,000)     (162,000)
                                                  -----------   -----------

                                                      821,000       278,000
                                                  -----------   -----------

   Earnings before income taxes                     2,438,000     1,767,000

   Income tax provision                               953,000       684,000
                                                  -----------   -----------
   Net Earnings                                   $ 1,485,000   $ 1,083,000
                                                  ===========   ===========
   Net Earnings per Share                         $      0.29   $      0.21
                                                  ===========   ===========

   Average number of shares outstanding             5,136,630     5,136,630


                 See notes to consolidated financial statements.

                                             CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                     Additional
                                                   Common Stock              Treasury Stock           Paid-in        Retained
                                                Shares      Amount          Shares      Amount        Capital        Earnings
   Balance, June 30, 1996                     5,195,630    $5,196,000     (59,000)   $(1,236,000)   $12,022,000    $45,095,000
                                              ---------    ----------    --------    -----------    -----------    -----------
   EVI stock issuance                                 -             -           -              -                     4,345,000

   Net earnings for the year                          -             -           -              -              -      6,663,000
                                              ---------    ----------    --------    -----------    -----------    -----------
   Balance, June 30, 1997                     5,195,630    $5,196,000    $(59,000)   $(1,236,000)   $12,022,000    $56,103,000
                                              ---------    ----------    --------    -----------    -----------    -----------
   Net earnings for the three months

   Ended September 30, 1997 (Unaudited)               -             -           -              -              -      1,485,000
                                              ---------    ----------    --------    -----------    -----------    -----------
   Balance, September 30, 1997                5,195,630    $5,196,000    $(59,000)   $(1,236,000)   $12,022,000    $57,588,000
                                              =========    ==========    ========    ===========    ===========    ===========


                                           See notes to consolidated financial statements.


                   CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                       1997          1996
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net earnings                                $1,485,000    $1,083,000
         Adjustments to reconcile net
         earnings to net cash provided
         by operating activities:
           Depreciation and amortization            1,708,000     1,850,000
           Gain on sales of assets                         --      (287,000)
           Deferred income tax expenses             1,171,000       608,000
           Equity in Earnings of EVI, Inc.         (1,937,000)     (890,000)
         Changes in assets and liabilities:
           Increase in accounts receivable         (2,419,000)   (1,294,000)
           Decrease in other assets                   254,000       990,000
           Increase (decrease) in accounts
            payable and accrued liabilities         1,525,000    (1,908,000)
                                                   ----------    ----------
   Net cash provided by operating activities        1,787,000       152,000

   CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of short-term investments, net     (1,987,000)     (476,000)
       Capital expenditures                        (1,029,000)   (1,064,000)
       Proceeds from sale of assets                        --     1,223,000
       Decrease in mortgage notes receivable            3,000     1,240,000
                                                   ----------    ----------
   Net cash provided by (used in)
   investing activities                            (3,013,000)      923,000

   CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings on credit lines                 944,000     1,167,000
       Net payments of notes and loans payable     (2,020,000)     (349,000)
                                                   ----------    ----------
   Net cash provided by (used in)
   financing activities                            (1,076,000)      818,000
                                                   ----------    ----------
   NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                (2,302,000)    1,893,000


   BEGINNING CASH AND CASH EQUIVALENTS, July 1      2,888,000     3,728,000
                                                   ----------    ----------

   ENDING CASH AND CASH EQUIVALENTS, September 30  $  586,000    $5,621,000
                                                   ==========    ==========
   Supplemental disclosures of cash
   flow information:
       Interest paid                                  765,000       867,000
       Income taxes paid                                   --            --


                 See notes to consolidated financial statements.

                   CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   NOTE 1 - ACCOUNTING POLICIES

   The accompanying unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the results for the interim periods presented and should be read in conjunction with the Company's 1997 Annual Report.

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

   ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

   Operations

   Christiana Companies consolidated revenues for the three months ended September 30, 1997 were $23,047,000 reflecting an increase of 13% versus $20,480,000 reported for the comparable period last year. Earnings from operations for the quarter were $1,617,000 compared to $1,489,000 for the same period last year. The increase in revenues and earnings from operations this quarter was attributable to improved utilization of the company's warehouse facilities and transportation equipment and growth in integrated logistic services. The increase in other expense is primarily attributable to a $200,000 valuation reserve for the closure of a warehouse facility.

   Consolidated net earnings for the quarter were $1,485,000 or $0.29 per share compared to $1,083,000 or $0.21 per share for the same period last year. The increase in the company's net earnings was primarily driven by the significant growth in equity earnings contributed by EVI, Inc., a principal equity holding. Christiana holds 3,897,462 shares of EVI representing an 8.5% ownership interest. For the quarter, EVI contributed $1,937,000 of pre-tax income compared to $890,000 contributed in last year's first quarter.

   Net earnings contributed by Total Logistic Control in the first quarter of fiscal 1998 were $564,000, or $.11 per share compared to $502,000, or $.10 per share for the first quarter of fiscal 1997.

   Financial Condition

   Cash equivalent and short-term investments totaled $7,184,000 at September 30, 1997 compared to $7,499,000 at June 30, 1997, a decrease of $315,000.

   Cash flow provided by operating activities in the period of $1,787,000 was attributable primarily to net earnings, depreciation, amortization and increased deferred taxes offset by increased working capital. Cash flow used in investing activities of $3,013,000 resulted from capital expenditures and the purchase of short-term investments. Capital expenditures in the period of $1,029,000 were attributable to Total Logistic Control. Net cash flow used in financing activities in the quarter totaled $1,076,000.

   At September 30, 1997 the Company had no commitments for any material capital expenditures.

   PART II - OTHER INFORMATION

   Item 1.   Not applicable.

   Item 2.   Not applicable.

   Item 3.   Not applicable.

   Item 4. Registrant's annual meeting of shareholders will be held on December 3, 1997.

   Item 5.   Not applicable.

   Item 6.   Exhibits and Reports on Form 8-K

             None

   SIGNATURES:

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CHRISTIANA COMPANIES, INC.
                                           (Registrant)

   Date:  November 12, 1997
                                      /s/ Sheldon B. Lubar
                                      Sheldon B. Lubar
                                      Chairman and
                                      Chief Executive Officer

   Date:  November 12, 1997
                                      /s/ William T. Donovan
                                      William T. Donovan
                                      President and
                                      Chief Financial Officer

                          EXHIBIT INDEX

   Exhibit No.           Description

      27             Financial Data Schedule