Form 10-K/A
period 1997-06-30
CHRISTIANA COMPANIES INC
filed 1998-01-26
CIK 20104

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

        (Mark One)
        X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended June 30, 1997

                                       OR

        __   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                          Commission file number 1-3846

                           CHRISTIANA COMPANIES, INC.
                            (Exact name of registrant
                          as specified in its charter)

                  Wisconsin                          95-1928079
        (State or other jurisdiction              (I.R.S. Employer
       of incorporation or organization)           Identification No.)

              700 N. Water Street, Suite 1200
                 Milwaukee, Wisconsin                 53202
         (Address of principal executive offices)    (Zip Code)

   Registrant's telephone number, including area code:  (414) 291-9000

   Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class           Name of Each Exchange on Which Registered
   Common Stock - $1.00 par value               New York Stock Exchange

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                            Yes  X        No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                 _______________

   The aggregate market value (based on December 31, 1997 closing price) of voting stock less stock owned by all executive officers and directors as a
   group:    $69,173,283.25

   Number of shares outstanding of the Company's Common Stock as of December 31, 1997: 5,149,330
                                 _______________

                 COMPANY'S DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

             The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended June 30, 1997, as filed on September 29, 1997, to add the information required pursuant to Part III of Form 10-
   K. These items had been incorporated by reference to the registrant's definitive Proxy Statement for its 1997 annual meeting of shareholders which was not held due to the registrant entering into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of December 12, 1997, by and among EVI, Inc., a Delaware corporation ("EVI"), Christiana Acquisition, Inc., a Wisconsin corporation and wholly owned subsidiary of EVI ("Sub"), the Company and C2, Inc., a Wisconsin corporation ("C2"), pursuant to which the Company will merge with and into Sub and become a wholly owned subsidiary of EVI. Immediately prior to the Merger, C2 will acquire a two-thirds interest in the registrant's principal operating entity, Total Logistic Control, LLC, a Delaware limited liability company ("TLC"). The registrant will hold a special meeting of its shareholders to consider and vote upon the Merger. It is anticipated that this special meeting will be held in April of 1998.

                                    Part III

   Item 10.  Directors and Executive Officers

             The following table provides certain information, as of December 31, 1997, about the members of the Board of Directors and also provides information about the beneficial ownership of the Company's capital stock by all of the directors and executive officers as a group. The persons shown in the table as officers of the Company comprise all of the Company's executive officers. Directors of the Company are elected annually by a plurality of the votes cast by shareholders. Executive officers are appointed annually by the Board of Directors.

                                                                                              Served as              No. of Shares
                                                     Principal Occupation                      Director              Beneficially
    Name (and Age)                                  During Last Five Years                       Since                  Owned

    Nicholas F. Brady (67)  . . . .   Chairman and President (since 2/93) of Darby               10/93                200,000 (1)
                                      Advisors, Inc., Easton, Maryland, private                                         (3.9%)
                                      investment company  (1)

    William T. Donovan (45) . . . .   President and Chief Financial Officer of the               10/90                163,532 (2)
                                      Company (2)                                                                       (3.2%)

    Raymond F. Logan (74) . . . . .   Former Vice President (Real Estate) of the                 10/90                  1,575
                                      Company                                                                           (.03%)

    David J. Lubar (43) . . . . . .   President of Lubar & Co. Incorporated ("Lubar &            10/90                205,000 (3)
                                      Co."), venture capital and investments,                                           (4.0%)
                                      Milwaukee, Wisconsin (3)

    Sheldon B. Lubar (68) . . . . .   Chairman and Chief Executive Officer of the                1/87               2,513,000 (4)
                                      Company (4)                                                                      (48.8%)

    Albert O. Nicholas (66) . . . .   Owner and President of Nicholas Company, Inc.,             1/90                 310,700 (5)
                                      Milwaukee, Wisconsin, a registered investment                                     (6.0%)
                                      adviser (5)

    John R. Patterson (50)  . . . .   President and Chief Executive Officer of Total             10/96                    25,000 (6)
                                      Logistic Control, LLC (6)                                                            (.48%)

    Gary R. Sarner (51) . . . . . .   Chairman of Total Logistic Control, LLC (7)                   10/92                 51,000 (7)
                                                                                                                           (.99%)

    All directors and executive officers as a group . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,469,807(8)
                                                                                                                         (67.38%)
   _____________

   (1) Previously, Secretary of the United States Department of the Treasury for over four years, and before that, Chairman of Dillon, Read & Co., Inc. He is also a director of Amerada Hess Corporation and H.J.
        Heinz Company, as well as a director (or trustee) of 27 Templeton
        Funds, which are registered investment companies. The shares listed are owned by a trust of which Mr. Brady is the beneficiary and a co-trustee.

   (2) Mr. Donovan has served in the capacity listed or in another capacity as an executive officer of the Company for more than the last five years. He has also been a principal of Lubar & Co. for more than the last five years. Mr. Donovan is also a director of Grey Wolf, Inc.
        The shares listed include 10,000 shares subject to acquisition upon exercise of employee stock options currently exercisable or exercisable within 60 days from the date hereof.

   (3) In addition to the shares listed, Mr. Lubar holds a voting trust certificate for 222,403 shares; see Item 12.

   (4) Mr. Lubar has also been a principal of Lubar & Co. for more than the last five years. Mr. Lubar is also a director of Ameritech
        Corporation, EVI, Inc., Firstar Corporation, Massachusetts Mutual
        Life Insurance Co. and MGIC Investment Corporation. For additional information about the shares listed, see Item 12.

   (5) Nicholas Company is the adviser to six registered investment companies: Nicholas Fund, Inc., Nicholas II, Inc., Nicholas Income
        Fund, Inc., Nicholas Limited Edition, Inc., Nicholas Money Market
        Fund, Inc. and Nicholas Equity Income Fund. Mr. Nicholas is the president and a director of each of those companies. Mr. Nicholas is also a director of Bando McGlocklin Capital Corporation.

   (6) Total Logistic Control, LLC is a wholly-owned subsidiary of the Company which provides public and contract warehousing and logistic services. Mr. Patterson has served in the capacity listed since
        February 1996.  Before joining Total Logistic Control, LLC, Mr.
        Patterson served as Vice President-Operations for Schneider Logistics,
        Inc., Green Bay, Wisconsin (a provider of transportation and logistics services). For six years prior thereto, Mr. Patterson was the President and principal owner of Pro Drive, Inc., Green Bay,
        Wisconsin (a truck driver recruiting and training firm). The shares listed include 12,300 shares subject to acquisition upon exercise of employee stock options currently exercisable or exercisable within 60 days from the date hereof.

   (7) Chairman of Total Logistic Control, LLC since January 1994. Before that, Mr. Sarner was the President of Wiscold, Inc., the business of which was acquired by the Company in September 1992. The shares listed include 45,000 shares subject to acquisition upon exercise of employee stock options currently exercisable or exercisable within 60 days from the date hereof.

   (8) Does not include shares for which Messrs. Donovan, Sarner and Patterson hold options that are not currently exercisable or exercisable within 60 days of the date hereof.


        Sheldon B. Lubar is the father of David J. Lubar.

        During fiscal 1997, the Board of Directors met four times. Each director attended at least 75% of the aggregate of (i) the total number of all Board meetings and (ii) the total number of meetings of committees of which he was a member. The Board has two standing committees: audit and compensation (see Item 11). It has no standing nominating committee or any committee performing similar functions.

   Item 11.  Executive Compensation

             Summary Compensation Table. This table gives information about the compensation of the four persons who were executive officers of the Company during fiscal 1997.

                                                                                    Long-Term
                                                                                   Compensation
                                       Fiscal            Annual Compensation       Shares Underlying         All Other
    Name and Principal Position         Year           Salary            Bonus      Options (#) (1)        Compensation(2)

    Sheldon B. Lubar, . . . . . . .      1997          $66,000            --              --                    750
      Chairman and Chief                 1996           66,000            --              --                    750
      Executive Officer                  1995           80,000            --              --                    750

    William T. Donovan, . . . . . .      1997         $150,000        $100,000          15,000                  750
      Executive Vice President           1996          150,000           --               --                    750
      and Chief Financial Officer        1995          127,500          75,000            --                    750

    Raymond F. Logan, . . . . . . .      1997         $149,700           --               --                   --
      Vice President                     1996          149,700           --               --                   --
                                         1995          149,700         $17,500            --                   --

    Gary R. Sarner, . . . . . . . .      1997         $167,500         $15,000            --                    750
      Chairman of Total Logistic         1996          167,500            --              --                    750
      Control, LLC                       1995          150,000          35,000           --                     750

    John R. Patterson (3),  . . . .      1997         $175,000         $40,000            --                    750
      President and Chief                1996          175,000          25,000        100,000                 2,150(3)
      Executive Officer of
      Total Logistic Control, LLC

  ___________
   (1)   The Company's only long-term compensation plan or program is the 1995
         Stock Option Plan.  The amounts shown are the number of shares underlying options granted during the fiscal year.

   (2) This column consists solely of amounts contributed by the Company to a Section 401(k) retirement plan.

   (3)   Mr. Patterson joined the Company's wholly-owned subsidiary, Total
         Logistic Control, LLC in February 1996. In fiscal 1997, the Company paid life insurance premiums in the amount of $2,150 on a term life policy maintained by the Company for Mr. Patterson's benefit.



             Options Granted in Fiscal 1997. The table below sets forth information regarding Incentive Stock Options granted in Fiscal 1997 to William T. Donovan.

                                                                                                Potential Realizable Value at
                                                                                                    Assumed Annual Rates
                                          Percentage of                                                of Stock Price
                            Shares        Total Options                                               Appreciation For
                          Underlying     Granted to all        Exercise                                 Option Term(3)
                           Options        Employees in         Price(2)
           Name           Granted(1)    1997 Fiscal Year     (per share)    Expiration Date              5%               10%

    William T. Donovan      15,000            37.5%             $21.50      August 15, 2006          $188,000          $514,000

   ---------------
   (1)  The options reflected in the table are Incentive Stock Options under the Internal Revenue Code and were granted on August 15, 1996.  The exercise price of the options were equal to 100% of the fair market value of the Common Stock on the date of grant.  The options granted to Mr. Donovan vest in five equal consecutive annual installments.

   (2) The exercise price of options may be paid in cash, by delivering previously issued Common Stock or any combination thereof.

   (3) The potential realizable values set forth under the columns represent the difference between the stated option exercise price and the market value of the Common Stock based on certain assumed rates of stock price appreciation and assuming that the options are exercised on their stated expiration date; the potential realizable values set forth do not take into account applicable tax and expense payments which may be associated with such option exercises. Actual realizable value, if any, will be dependent on the future stock price of the Common Stock on the actual date of exercise, which may be earlier than the stated expiration date. The 5% and 10% assumed rates of stock price appreciation over the ten-year exercise period of the options used in the table above are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future price of the Common Stock on any date. There can be no assurance that the stock price appreciation rates for the Common Stock assumed for purposes of this table will actually be achieved.


             Fiscal Year-End Option Value Table. The table below gives information about the number and value of unexercised options for the Company's stock held by William T. Donovan, Gary R. Sarner and John R. Patterson at June 30, 1997. The Company's other executive officers, Sheldon B. Lubar and Raymond F. Logan, do not hold any options on the Company's stock. The closing price (New York Stock Exchange, Composite Transactions) on that date was $39.875 per share. At June 30, 1997 only options whose exercise price was below $39.875 were in-the-money. For these options, the value shown is the difference between $39.875 and the exercise price for the number of options held. The value of options which were not-in-the-money is shown as 0.

                                         June 30, 1997

                              No. of Shares
                            Underlying Options     Value of in-the-Money Options
          Name          Exercisable/Unexercisable    Exercisable/Unexercisable

    William T. Donovan.        10,000/15,000            $165,750/$248,625

    Gary R. Sarner  . .        45,000/50,000            $387,626/$436,250

    John R. Patterson .        12,300/80,000          $192,188/$1,250,000


             Pensions. The Company has no pension plans or programs. Raymond F. Logan, who retired after 34 years of service with the Company, receives a lifetime annuity (10-years) of $75,000 per year; after those ten years the annual payment changes to $37,500 upon the death of Mr. Logan or his wife and that payment continues until the death of the survivor.

             Compensation of Directors. Non-employee directors (Nicholas F. Brady, David J. Lubar and Albert O. Nicholas) are each paid an annual retainer of $15,000 for attendance at Board and committee meetings and other consultations.

             Employment Contracts. Except for Gary R. Sarner, no officer of the Company has an employment contract. Mr. Sarner's contract, entered into concurrently with the Wiscold acquisition provides for an annual base salary of at least $150,000.

             Compensation Committee Interlocks and Insider Participation. The members of the Compensation Committee are Nicholas F. Brady, Sheldon
   B. Lubar and Albert O. Nicholas. This Committee, which also administers the Company's stock option program, met twice during fiscal 1997. Mr. Lubar is the Company's principal officer and its principal shareholder (see Item 12).

             William T. Donovan, David J. Lubar and Sheldon B. Lubar are officers and directors of Lubar & Co., and own 25%, 37.5% and 37.5% of its stock, respectively. The Company's headquarters are in part of the premises occupied by Lubar & Co., 700 North Water Street, Suite 1200, Milwaukee, Wisconsin. The Company reimburses Lubar & Co. for its pro rata share ($5,400 per month for fiscal 1997) of the rent, utilities and other expenses of those premises. This amount is offset by Lubar & Co. reimbursing the Company for its partial utilization of Company staff time at a rate of $7,200 per month.

             Compensation Committee Report. The Company's approach to compensating its executive officers is different from that of many public corporations. The Chief Executive Officer (Sheldon B. Lubar) makes his recommendations for salaries (other than any determined by an employment agreement) and bonuses to the Compensation Committee and those recommendations are generally approved by the Committee. To date, the factors considered by the CEO have been the financial performance of the Company or the operating unit for which the executive has responsibility and achievement of non-financial goals in the business plan or developed during the fiscal year. Financial performance is measured by actual operating cash flow and net income compared to the amounts included in the business plan developed prior to the beginning of the fiscal year, but any secular developments affecting performance which may have occurred during the fiscal year are considered. The CEO has not given any specific weight to any one factor. In the case of compensation for Mr. Donovan, the CEO has also taken into account his substantial holdings of the Company's stock. Mr. Sarner's base salary was negotiated in connection with the Wiscold acquisition. Mr. Patterson's base salary was negotiated in connection with his hiring.

             In recommending his own compensation for fiscal 1997, the CEO took account of his substantial holdings of Company stock and his view that his own compensation over the long term will largely be the result of an increase in the market price of the Company's stock. The CEO also considered his belief that his compensation was substantially below the compensation of chief executive officers of companies of a similar size to the Company.

             Section 162(m) of the Internal Revenue Code of 1986, as amended, limits deductibility for federal income tax purposes of compensation in excess of $1 million paid to the CEO and certain executive officers unless certain requirements are met. The Compensation Committee does not believe that in the foreseeable future the annual compensation of any executive officer will be subject to the limit. The Company's 1995 Stock Option Plan limits the number of Awards that may be granted to any one person during any three-year period. Hence, any tax deductible compensation to an executive under that Plan resulting from an increase in the price of the Company's stock (in general, tax deductible compensation is the difference between the fair market of an Award when it is exercised less any amount paid by the executive) will not be subject to the limit.

             Five-Year Performance Table. The annual changes for the five-year period shown in this table are based on the assumption that on June 30, 1992, $100 had been invested in the Company's Common Stock, and in the S&P 500 Index and in the Russell 2000 Index, and that all dividends were reinvested (the Company paid no dividends during the period). The total cumulative dollar returns shown in the table represent the value that such investments would have had at each anniversary shown. The Company has chosen the Russell 2000 Index because it is not aware of any published industry or line-of-business index for comparable companies nor is it aware of any peer group of companies.


                    1992      1993      1994        1995      1996       1997

   Christiana       $100    $ 84.42    $117.75    $ 92.64    $ 73.59   $138.10
   S&P 500          $100    $113.63    $115.23    $145.27    $183.04   $246.55
   Russell 2000     $100    $125.96    $131.51    $157.90    $195.62   $227.56


   Item 12.  Security Ownership of Certain Beneficial Owners and Management

             The following table gives information, as of December 31, 1997, about the beneficial ownership of Common Stock of the Company by the persons known to the Board of Directors to own beneficially more than 5% of the outstanding Common Stock. As used in this proxy statement, "beneficial ownership" has the meaning set forth in Rule 13d-3 of the Securities Exchange Act of 1934.

                                                No. of Shares       Percent
    Name and Address                         Beneficially Owned     of Class

    Sheldon B. Lubar, as Voting Trustee .         2,513,000          48.8%
      Suite 1200
      700 North Water Street
      Milwaukee, WI 53202

    Albert O. Nicholas  . . . . . . . . .          310,700            6.0%
       700 North Water Street
       Milwaukee, WI  53202

    Dimensional Fund Advisors Inc.  . . .          285,000            5.2%
       1299 Ocean Avenue
       11th Floor
       Santa Monica, CA  90401

             Voting Trust and Voting Trust Certificates. With the exception of 10,000 shares held by Mr. Lubar in an individual defined benefit plan, all shares shown above for Mr. Lubar are owned of record and beneficially by Mr. Lubar as the voting trustee under an agreement dated December 29, 1992, pursuant to which he has sole voting and dispositive power over those shares. That agreement expires December 28, 2012, but is subject to earlier termination or modification as therein provided. Voting Trust certificates for those shares are held as follows: Mr. Lubar, 433,705 shares (8.4% of the Company's outstanding stock) and his wife, 433,705 shares (8.4%), their son David J. Lubar, 222,403 shares (4.3%), their three daughters, 1,321,982 shares (25.7%), and trusts for the benefit of their grandchildren, 91,205 shares (1.8%).

   Item 13.  Certain Relationships and Related Transactions

             In connection with the Merger, each holder of common stock of the Company will have the ability to subscribe for their pro rata portion of 5,202,664 shares of common stock, $.01 par value per share of C2 for $4.00 per share. Pursuant to the Merger Agreement and upon approval of the shareholders of the Company, as of the effective date of the merger each share of common stock of the Company will be converted into the right to receive (i) approximately .74193 shares of EVI common stock subject to certain adjustments based on the number of shares of the Company's common stock outstanding on the effective date of the Merger;
   (ii) cash in the approximate amount of $3.50 per share of Company common stock, subject to adjustment based on the amount of certain Company liabilities existing as of the effective date of the Merger; and (iii) a contingent cash payment of approximately $1.92 which will be paid to the shareholders of record after five years from the effective date of the Merger, subject to any indemnity claims by EVI under the Merger Agreement.

             See Item 10. for the number of shares of common stock of the Company beneficially owned by the directors and officers of the Company (including shares of common stock of the Company subject to options).

             In connection with the Merger, Sheldon B. Lubar, David J. Lubar and members of the Lubar family (collectively, the "Lubar Nominees") have committed, pursuant to an agreement between C2 and Sheldon B. Lubar, dated December 24, 1997, and certain related agreements, to exercise all of their Basic Subscription Privileges in full and to purchase, if necessary, such additional shares of common stock of C2 that will result in proceeds to C2 of at least $10,666,667 (after deducting for expenses associated with the sale of such shares).

             The Lubar Nominees, Lubar & Co., Venture Capital Fund, L.P., a fund managed by Lubar & Co., and William T. Donovan own 5.3%, 0.8%, 6.0% and 0.7% respectively, of Emmpak Foods, Inc., a customer of TLC. During fiscal 1997, Emmpak Foods, Inc. accounted for approximately $2.1 million in gross revenue for TLC. David J. Lubar serves on the board of directors of Emmpak Foods, Inc.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated:  January 26, 1998           CHRISTIANA COMPANIES, INC.



                                      By:  /s/ Sheldon B. Lubar
                                           Sheldon B. Lubar, Chairman and
                                           Chief Executive Officer

                                  EXHIBIT INDEX


    Exhibit
    Number         Description



       None.