Form 10-Q
period 1997-12-31
CHRISTIANA COMPANIES INC
filed 1998-02-13
CIK 20104

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                    Form 10-Q


   x               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from                to

                          Commission File Number 1-3846

                            CHRISTIANA COMPANIES, INC.
             (Exact name of registrant as specified in its charter.)

             Wisconsin                          95-1928079
       (State of Incorporation)       (IRS Employer Identification No.)

   700 North Water Street, Suite 1200, Milwaukee, Wisconsin           53202
         (Address of principal executive offices)                  (Zip Code)

   Registrant's telephone number, including area code    (414)  291-9000

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X        No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock $1.00 par value                  5,149,330
             (Class)                 (Outstanding at February 12, 1998)


   Page 1 of 12 total pages          No exhibits are filed with this report.

   PART I - FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS

              CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                                           (Unaudited)       (Audited)
                                           December 31,       June 30,
                                               1997             1997
   ASSETS:
      Cash and cash equivalents          $   3,373,000         2,888,000
      Short-term investments                 3,482,000         4,611,000
      Accounts receivable                    9,258,000         7,649,000
      Prepaids and other current assets      1,459,000         1,729,000
                                            ----------        ----------
        Total Current Assets                17,572,000        16,877,000
                                            ----------        ----------
   Long-Term Assets:
      Investment in EVI, Inc.               44,703,000        41,257,000
      Mortgage notes receivable              1,273,000         1,749,000
      Fixed assets, net                     73,881,000        75,604,000
      Other long-term assets                 6,132,000         6,869,000
                                           -----------       -----------
        Total Long-Term Assets             125,989,000       125,479,000
                                           -----------       -----------
                                          $143,561,000      $142,356,000
                                           ===========       ===========
   LIABILITIES AND SHAREHOLDERS' EQUITY:

   Current Liabilities:
      Accounts payable                       4,729,000      $  3,526,000
      Accrued liabilities                    5,579,000         5,562,000
      Short term debt                          -                  -
      Current portion of long-term debt      1,245,000         3,531,000
                                            ----------        ----------
        Total Current Liabilities           11,553,000        12,619,000
                                            ----------        ----------
   Long-Term Liabilities:
      Long-term debt                        33,617,000        36,149,000
      Deferred federal and state
       income taxes                         22,434,000        20,289,000
      Other liabilities                      1,192,000         1,214,000
                                            ----------        ----------
      Total Long-Term Liabilities           57,243,000        57,652,000
                                            ----------        ----------
   Total Liabilities                        68,796,000        70,271,000
                                            ----------        ----------
   Shareholders' Equity:
   Preferred stock                               -                 -
   Common stock, par value $1 per share;
      authorized 12,000,000 shares;
      issued 5,208,330                       5,209,000         5,196,000
   Additional paid-in capital               12,346,000        12,022,000
   Less:  Treasury Stock, at cost           (1,236,000)       (1,236,000)
   Retained earnings                        58,446,000        56,103,000
                                           -----------       -----------
        Total Shareholders' Equity          74,765,000        72,085,000
                                           -----------       -----------
                                          $143,561,000      $142,356,000
                                           ===========       ===========

                 See notes to consolidated financial statements.

                   CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Six Months Ended              Three Months Ended
                                                    December 31,                   December 31,
                                              1997             1996            1997              1996

    Revenues:
      Warehousing and logistic
         services                         $46,714,000    $40,821,000      $23,667,000         $20,342,000

    Costs and Expenses:
      Warehousing and logistic
         services                          39,317,000      33,913,000      20,116,000          16,693,000
      Selling, general and
         administrative                     4,342,000       3,895,000       2,113,000           2,124,000
                                           ----------      ----------      ----------          ----------
                                           43,659,000      37,808,000      22,229,000          18,817,000
                                           ----------      ----------      ----------          ----------
    Earnings from Operations                3,055,000       3,013,000       1,438,000           1,525,000

    Other Income (Expense):
      Interest income                         248,000         257,000         116,000             124,000
      Interest expense                     (1,492,000)     (1,667,000)       (739,000)           (799,000)
      Gain (losses) on sales of
         real estate                                -         279,000               -              (6,000)
      Equity in earnings of EVI, Inc.       3,447,000       7,636,000       1,509,000           6,746,000
      Gain (losses) on disposal of
         assets                                 7,000      (1,281,000)              -          (1,281,000)
      Other income (expenses), net         (1,386,000)       (346,000)       (883,000)           (183,000)
                                           ----------      ----------      ----------          ----------
                                              824,000       4,878,000           3,000           4,601,000
                                           ----------      ----------      ----------          ----------
    Earnings before income taxes            3,879,000       7,891,000       1,441,000           6,126,000


    Income tax provision                    1,536,000       3,079,000         583,000           2,396,000
                                           ----------      ----------      ----------          ----------

    Net earnings                          $ 2,343,000     $ 4,812,000     $   858,000         $ 3,730,000
                                           ==========      ==========      ==========          ==========
    Basic earnings per common share
       (Note 4)                                 $0.46           $0.94           $0.17               $0.73
                                                =====           =====           =====               =====
    Diluted net earnings per common
       share (Note 4)                           $0.45           $0.94           $0.16               $0.73
                                                =====           =====           =====               =====

    Average number of shares
      outstanding                           5,136,699       5,136,630       5,136,788           5,136,630


                 See notes to consolidated financial statements.

                   CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                Additional
                                          Common Stock                Treasury Stock             Paid-in        Retained
                                       Shares       Amount         Shares          Amount        Capital        Earnings

   Balance, June 30, 1996             5,195,630   $5,196,000       (59,000)    $(1,236,000)     $12,022,000    $45,095,000
                                      ---------    ---------     ---------       ---------       ----------     ----------
   EVI stock issuance                     -            -             -               -                -          4,345,000

   Net earnings                           -            -             -               -                -          6,663,000
                                      ---------    ---------     ---------       ---------       ----------     ----------
   Balance, June 30, 1997             5,195,630   $5,196,000       (59,000)    $(1,236,000)     $12,022,000    $56,103,000

   Common shares issued                  12,700       13,000         -               -              324,000          -

   Net earnings (Unaudited)               -            -             -               -                -          2,343,000
                                      ---------    ---------    ----------       ---------       ----------     ----------
   Balance, December 31, 1997         5,208,330   $5,209,000       (59,000)    $(1,236,000)     $12,346,000    $58,446,000
                                      =========    =========    ==========       =========       ==========     ==========


   See notes to consolidated financial statements.

                   CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                  Six Months Ended
                                                     December 31,
                                                  1997         1996

   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                              $ 2,343,000   $4,812,000
        Adjustments to reconcile net
        earnings to net cash provided
        by operating activities:
          Depreciation and amortization          3,406,000    3,698,000
          Loss (gain) on sale of assets             (7,000)   1,001,000
          Deferred income tax expenses           2,145,000    3,134,000
          Equity earnings of EVI, Inc.          (3,447,000)  (7,636,000)
        Changes in assets and liabilities:
          (Increase) in accounts receivable     (1,609,000)    (329,000)
          Decrease in other assets                 850,000      674,000
          Increase (Decrease) in accounts
          payable and accrued liabilities        1,197,000   (2,042,000)
                                                ----------   ----------
   Net cash provided by operating activities     4,878,000    3,312,000

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                        -    1,482,000
     Decrease in mortgage notes
     receivable                                    476,000    1,472,000
   (Increase) Decrease in short-term
     investments                                 1,129,000   (1,903,000)
     Capital expenditures                       (1,518,000)  (1,772,000)
                                                ----------   ----------
   Net cash provided by (used in) investing
     activities                                     87,000     (721,000)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) on long-term
        notes and credit lines                           -      381,000
     Payments of notes and loans payable        (4,817,000)  (2,457,000)
     Common stock issuance                         337,000        -
                                                ----------   ----------
   Net cash (used in) financing activities      (4,480,000)  (2,076,000)
                                                ----------   ----------
   NET INCREASE IN CASH AND CASH EQUIVALENTS       485,000      515,000

   BEGINNING CASH AND CASH EQUIVALENTS,
     July 1                                      2,888,000    3,728,000
                                                ----------   ----------
   ENDING CASH AND CASH EQUIVALENTS,
     December 31                               $ 3,373,000  $ 4,243,000
                                                ==========   ==========
   Supplemental disclosures of cash flow
    information:
     Interest paid                             $ 1,450,000  $ 1,654,000
     Income taxes paid                         $   284,000  $   381,000


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

   NOTE 2 - ENERGY VENTURES, INC. STOCK ISSUANCE

   The Company accounts for its investment in EVI under the equity method of accounting. In July 1996, the Company's share of the underlying net assets of EVI increased $7,146,000 as a result of a public offering of EVI's common stock. This was recorded as an increase of $4,345,000 in retained earnings, and a $2,801,000 increase in deferred income taxes.

   NOTE 3   MERGER AGREEMENT

   The Company and EVI, Inc. executed a definitive merger agreement, dated December 12, 1997, under which EVI will acquire all the outstanding common shares of the Company. The terms of the merger provide that each share of Christiana common stock will be converted into approximately .74193 shares of EVI common stock, cash in the approximate amount of $3.50, depending on the balance of certain assets and liabilities at the time of closing and a contingent cash payment of approximately $1.92 after five years, subject to the incurrance of any indemnity claims by EVI during this period.

   The merger transaction is subject to the approval of shareholders of both EVI and the Company as well as customary regulatory approvals.


   NOTE 4   EARNINGS PER SHARE

                                             For the Six Months                        For the Six Months
                                           Ended December 31, 1997                   Ended December 31, 1996
                                                                 Per Share                               Per Share
                                     Income         Shares         Amt.        Income        Shares         Amt.

    Net Income                    $2,343,000                                 $4,812,000
    Less: Preferred stock
           Dividends                       0                                          0
                                   ---------                                  ---------
    Basic Earnings Per Share
    Income available to common
     Shareholders plus assumed
     Conversions                  $2,343,000     5,136,699         $0.46     $4,812,000     5,136,630        $0.94
                                                                   =====                                     =====
    Options issued to
      Employees                                     81,526                                      1,312
                                  ----------    ----------                    ---------   -----------
    Diluted Earnings per
      Share
    Income available to
     common Shareholders plus
     assumed Conversions          $2,343,000     5,218,225         $0.45     $4,812,000     5,137,942        $0.94
                                  ==========     =========         =====      =========     =========        =====

                                            For the Three Months                       For the Three Months
                                          Ended December 31, 1997                    Ended December 31, 1996
                                                                 Per Share                                 Per Share
                                     Income         Shares         Amt.        Income        Shares           Amt.

    Net Income                      $858,000                                 $3,730,000
    Less:  Preferred stock
           Dividends                       0                                          0
                                   ---------                                 ----------
    Basic Earnings per Share
    Income available to common
      Shareholders plus assumed
                                                                   $0.17                                     $0.73
      Conversions                   $858,000     5,136,788                   $3,730,000     5,136,630
                                                                   =====                                     =====
    Options issued to Employees                     85,451                                      3,274
                                    --------     ---------                    ---------     ---------
    Diluted Earnings per Share
    Income available to common
      Shareholders plus assumed
      Conversions                   $858,000     5,222,239         $0.16     $3,730,000     5,139,904        $0.73
                                    ========     =========         =====     ==========     =========        =====

     Basic earnings per share of common stock were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. In fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share", effective December 15, 1997. As a result, the Company's reported earnings per share for fiscal 1997 were restated. The effect of this accounting change on previously reported earnings per share
   (EPS) data was as follows:


                                      Six Months         Three Months
                                         Ended               Ended
    Per Share Amounts                  12/31/96            12/31/96

    Primary EPS as reported               $0.94                $0.73
    Effect of SFAS No. 128                  .00                  .00
                                          -----     -          -----
    Basic EPS as restated                 $0.94                $0.73
                                          =====     =          =====
    Fully diluted EPS as reported         $0.94                $0.73
    Effect of SFAS No. 128                  .00                  .00
                                          -----                -----
    Diluted EPS as restated               $0.94                $0.73
                                          =====                =====



   ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

   Operations

   Christiana Companies consolidated revenues for the three months ended December 31, 1997 were $23,667,000 versus $20,342,000 reported for the comparable period a year ago, an increase of 16.3%. The increase in revenues is primarily attributable to Transportation operations, reflecting both higher equipment utilization and increased volume.

   Operating earnings for the quarter were $1,438,000 versus $1,525,000 generated in the comparable period a year ago. The 5.7% decrease in operating earnings is primarily attributable to a decrease in dry warehousing operations from the closure of two warehouses located in Atlanta, Georgia and Sparks, Nevada, and a substantial reduction in occupancy caused by a change in distribution patterns of a major customer of the Company's Munster, Indiana facility.

   Pretax earnings for the quarter were $1,441,000 compared to $6,126,000 in the same period last year. Prior year results included equity in earnings of EVI, Inc. of $6,746,000 compared to $1,509,000 in the current year quarter. The decrease is attributable to a one-time gain on the sale of an EVI division which contributed $5,715,000 in pretax earnings to Christiana in the prior year.

   Pretax earnings in the current and prior year's quarters were significantly impacted by a number of one-time events. In the current quarter, the Company settled litigation, including a class action, related to its former ownership of a residential real estate development in San Diego. Settlement related expenses incurred in this period totaled $754,000. While the Company fully expected to prevail in its defense, the damages alleged by the claimants significantly exceeded the settlement expenses. The time, management involvement and expense of such a process was considered in determining the settlement terms.

   In the prior year's quarter ended December 31, 1996, the Company recorded a one-time pretax gain in the amount of $5,715,000 attributable to the sale of Mallard Drilling, a subsidiary of EVI, Inc. In this same period the Company's subsidiary, Total Logistic Control, incurred a loss on disposal of assets of $1,281,000 in connection with the execution of a 10-year contract for vegetable processing, packaging and warehousing services with a major customer at its Beaver Dam Logistic Center.

   Consolidated net earnings reported for the quarter were $858,000 or $0.17 ($0.16 diluted) per share compared with $3,730,000 or $0.73 per share reported for the same period a year ago. Net earnings were lower this period primarily due to the decrease in Equity in Earnings of EVI which included a $3,475,000 after tax gain on the sale of Mallard Drilling.

   Net earnings for the three months ended December 31, 1997 adjusted for the one-time events described above were $1,317,000 representing a 29.7% increase from $1,015,000 of adjusted net earnings for the comparable period last year.

   For the first six months of fiscal 1998 Christiana Companies consolidated revenues were $46,714,000 versus $40,821,000 for the comparable period last year, an increase of $5,893,000 or 14.4%. Volume increases in Transportation and Refrigerated Warehousing, offset by a decline in Dry Warehousing operations were the main factors in the year to year revenue increase.

   Selling, general and administrative expense for the first six months of fiscal 1998 increased $447,000 due to higher business development and information services activities.

   Earnings from operations for the six months ended December 31, 1997 increased 1.4% to $3,055,000. The decline in operating margin is primarily attributable to increased revenues from Transportation operations which are inherently lower margin and lower volume in dry warehousing operations as previously noted.

   Consolidated net earnings reported for the six months ended December 31, 1997 were $2,343,000 or $0.46 ($0.45 diluted) per share versus $4,812,000 or $0.94 per share reported for the comparable period last year. Net earnings were lower this period due to the decrease in Equity in Earnings of EVI related to the one-time gain realized in the sale of Mallard Drilling last year. Net earnings attributable to the Company's warehousing and logistic operations were $1,094,000 for the six months ended December 31, 1997 compared to $316,000 for the comparable period last year.

   Net earnings adjusted for the one-time events described above for the first six months of fiscal 1998 were $2,869,000 representing an increase of $38.3%, compared to $2,074,000 of adjusted net earnings for the comparable period last year.

   Financial Condition

   Cash equivalents and short term investments totaled $6,855,000 as of December 31, 1997 compared with $7,499,000 at June 30, 1997, a decrease of $644,000. Christiana's working capital at December 31, 1997 was $6,019,000 compared to $4,258,000 at June 30, 1997.

   Cash provided by operating activities of $4,878,000 was attributable primarily to net earnings, depreciation, amortization and deferred taxes. Cash provided by investing activities of $87,000 resulted from a reduction in mortgage notes receivable and the sale of short-term investments, offset by capital expenditures of $1,518,000 primarily attributable to warehousing and logistics operations.

   In the six month period ended December 31, 1997, total funded debt was reduced by $4,817,000, all of which was generated by internal cash flow from its operations. In addition, the exercise of stock options resulted in cash flow of $337,000.

   Christiana's balance sheet at December 31, 1997 reflects $44,703,000 as its carrying value for 3,897,462 shares of EVI common stock. At December 31, 1997, these shares had a market value of $148,610,226 or $38.13 per Christiana share.

   At December 31, 1997, the Company has no commitments for any material capital projects.

   PART II - OTHER INFORMATION

   Item 1.   Not applicable.

   Item 2.   Not applicable.

   Item 3.   Not applicable.

   Item 4.   See Item 4 of Form 10-Q for quarter ended 9/30/97.

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



   Date: 2/12/98

                                                /s/ Sheldon B. Lubar

                                                Sheldon B. Lubar
                                                Chairman and Chief Executive
                                                Officer

  Date:  2/12/98

                                                /s/ William T. Donovan

                                                William T. Donovan
                                                President and Chief Financial
                                                Officer