Form 10-Q
period 1998-03-31
CHRISTIANA COMPANIES INC
filed 1998-05-14
CIK 20104

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                    Form 10-Q


   x               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1998

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from ________________to _______________

                          Commission File Number 1-3846

                            CHRISTIANA COMPANIES, INC.


             (Exact name of registrant as specified in its charter.)

               Wisconsin                        95-1928079
        (State of Incorporation)      (IRS Employer Identification No.)

   700 N. Water Street, Suite 1200, Milwaukee, WI           53202
    (Address of principal executive offices)              (Zip Code)

   Registrant's telephone number, including area code    (414)  291-9000

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X        No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock $1.00 par value                  5,149,330
             (Class)                    (Outstanding at May 12, 1998)


   Page 1 of 12 total pages No exhibits are filed with this report.

   PART I - FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS

                   CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                               (Unaudited)       (Audited)
                                                March 31,         June 30,
                                                   1998             1997
    ASSETS:
       Cash and cash equivalents               $ 5,290,000     $ 2,888,000
       Short-term investments                            -       4,611,000
       Accounts receivable                       8,169,000       7,649,000
       Prepaids and other current assets         1,734,000       1,729,000
                                              ------------     -----------
         Total Current Assets                   15,193,000      16,877,000
                                              ------------     -----------
    Long-Term Assets:
       Investment in EVI, Inc.                  47,268,000      41,257,000
       Mortgage notes receivable                 1,231,000       1,749,000
       Fixed assets, net                        72,301,000      75,604,000
       Other long-term assets                    6,771,000       6,869,000
                                              ------------     -----------
         Total Long-Term Assets                127,571,000     125,479,000
                                              ------------     -----------
                                              $142,764,000    $142,356,000
                                              ============     ===========
    LIABILITIES AND SHAREHOLDERS' EQUITY:

    Current Liabilities:
       Accounts payable                          4,081,000       3,526,000
       Accrued liabilities                       4,815,000       5,562,000
       Short term debt                             159,000               -
       Current portion of long-term debt         1,245,000       3,531,000
                                              ------------     -----------
         Total Current Liabilities              10,300,000      12,619,000
                                              ------------     -----------
    Long-Term Liabilities
       Long-term debt                           31,167,000      36,149,000
       Deferred federal and state income
         taxes                                  23,518,000      20,289,000
       Other liabilities                         1,181,000       1,214,000
                                              ------------     -----------
       Total Long-Term Liabilities              55,866,000      57,652,000
                                              ------------     -----------
       Total Liabilities                        66,166,000      70,271,000
                                              ------------     -----------
    Shareholders' Equity:
       Preferred Stock                                   -               -
       Common stock, par value $1 per share;
          Authorized 12,000,000 shares;
          Issued 5,208,330                       5,209,000       5,196,000
       Additional paid-in capital               12,346,000      12,022,000
       Less:  Treasury stock, at cost           (1,236,000)     (1,236,000)
       Retained earnings                        60,279,000      56,103,000
                                              ------------     -----------
         Total Shareholders' Equity             76,598,000      72,085,000
                                              ------------     -----------
                                              $142,764,000    $142,356,000
                                              ============     ===========

                 See notes to consolidated financial statements.

                   CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             Nine Months Ended                   Three Months Ended
                                                                 March 31,                            March 31,
                                                         1998                1997              1998              1997
    Revenues:
     Warehousing and logistic services                $68,579,000         $63,271,000       $21,865,000       $22,450,000
                                                      -----------         -----------       -----------       -----------
    Costs and Expenses:
     Warehousing and logistic services                 57,843,000          53,051,000        18,526,000        19,138,000
     Selling, general and administrative                6,615,000           6,114,000         2,273,000         2,219,000
                                                      -----------        ------------        ----------       -----------
                                                       64,458,000          59,165,000        20,799,000        21,357,000
                                                      -----------        ------------        ----------       -----------
    Earnings from Operations                            4,121,000           4,106,000         1,066,000         1,093,000

    Other Income (Expense):
     Interest income                                      349,000             376,000           101,000           119,000
     Interest expense                                  (2,150,000)         (2,437,000)         (658,000)         (770,000)
     Gain (losses) on sales of
       real estate                                              -             279,000                 -                 -
     Equity in earnings of EVI, Inc.                    6,011,000           8,855,000         2,564,000         1,219,000
     Loss on disposal of assets                           (17,000)         (1,281,000)          (24,000)                -
     Other income (expenses), net                      (1,434,000)           (336,000)          (48,000)           10,000
                                                     ------------         -----------       -----------       -----------
                                                        2,759,000           5,456,000         1,935,000           578,000
                                                     ------------         -----------       -----------       -----------
    Earnings before income taxes                        6,880,000           9,562,000         3,001,000         1,671,000

    Income tax provision                                2,704,000           3,731,000         1,168,000           652,000
                                                     ------------         -----------       -----------       -----------
    Net earnings                                      $ 4,176,000         $ 5,831,000       $ 1,833,000       $ 1,019,000
                                                     ============         ===========       ===========       ===========
    Basic earnings per share                                $0.81               $1.14             $0.36             $0.20
                                                     ============         ===========       ===========       ===========
    Diluted earnings per share                              $0.80               $1.13             $0.35             $0.20
                                                     ============         ===========       ===========       ===========
    Average number of shares outstanding                5,142,980           5,136,630         5,149,330         5,136,630

                 See notes to consolidated financial statements.


                   CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                        Additional
                                        Common Stock              Treasury Stock         Paid-in       Retained
                                     Shares      Amount         Shares    Amount         Capital       Earnings
   Balance, June 30, 1996            5,195,630 $5,196,000      (59,000)  $(1,236,000)  $12,022,000   $45,095,000
                                     --------- ----------    ---------  ------------   -----------   -----------
   EVI stock issuance                    -          -            -             -             -         4,345,000

   Net earnings                          -          -            -             -             -         6,663,000
                                     --------- ----------    ---------  ------------   -----------   -----------
   Balance, June 30, 1997            5,195,630 $5,196,000      (59,000)  $(1,236,000)  $12,022,000   $56,103,000

   Common shares issued                 12,700     13,000        -             -           324,000         -

   Net earnings (Unaudited)              -          -            -             -             -         4,176,000
                                     --------- ----------    ---------  ------------   -----------   -----------
   Balance, March 31, 1998           5,208,330 $5,209,000      (59,000)  $(1,236,000)  $12,346,000   $60,279,000
                                     ========= ==========    =========  ============   ===========   ===========

   See notes to consolidated financial statements.


                   CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                      Nine Months Ended
                                                           March 31,
                                                       1998         1997

   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                     $4,176,000   $ 5,831,000
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization              4,951,000     5,432,000
          Loss on sales of assets                       17,000     1,002,000
          Deferred income tax expenses               3,229,000     3,693,000
          Equity in earnings of EVI, Inc.           (6,011,000)   (8,855,000)
     Changes in assets and liabilities:
       (Increase) in accounts receivable              (520,000)     (637,000)
       Decrease in other assets                          6,000       580,000
       (Decrease) in accounts payable
         and accrued liabilities                      (192,000)     (713,000)
                                                  ------------  ------------
   Net cash provided by operating activities         5,656,000     6,333,000

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                      308,000     2,242,000
     Decrease in mortgage notes receivable             518,000     1,477,000
     (Increase) decrease in short-term
       investments, net                              4,611,000    (5,621,000)
     Capital expenditures                           (1,919,000)   (2,306,000)
                                                  ------------  ------------
   Net cash provided by (used in) investing
     activities                                      3,518,000    (4,208,000)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) on
       long-term notes and credit lines                159,000    (1,684,000)
     Payments of notes and loans payable            (7,268,000)   (3,447,000)
     Issuance of common stock                          337,000             -
                                                  ------------  ------------
   Net cash (used in) financing activities          (6,772,000)   (5,131,000)
                                                  ------------  ------------
   NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                  2,402,000    (3,006,000)

   BEGINNING CASH AND CASH EQUIVALENTS, July 1       2,888,000     3,728,000
                                                  ------------  ------------
   ENDING CASH AND CASH EQUIVALENTS, March 31      $ 5,290,000   $   722,000
                                                  ============  ============

   Supplemental disclosures of cash flow information:

   Interest paid                                   $ 2,150,000   $ 2,398,000
   Income taxes paid                               $   395,000   $   381,000

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

   NOTE 3   MERGER AGREEMENT

   The Company and EVI, Inc. executed a definitive merger agreement, dated December 12, 1997, under which EVI will acquire all the outstanding common shares of the Company. The terms of the merger provide that each Christiana common share will be converted into approximately .74193 shares of EVI common stock, cash in the approximate amount of $3.60, depending on the balance of certain assets and liabilities at the time of closing and a contingent cash payment of approximately $1.92 after five years, subject to the incurrance of any indemnity claims by EVI during this period.

   The merger transaction is subject to the approval of shareholders of both EVI and the Company as well as customary regulatory approvals. Completion of the merger is expected in July 1998.

   NOTE 4   ACCOUNTING PRONOUNCEMENTS

   Effective January 1, 1998, the Company adopted Statement of Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other non-owner changes in equity. Because the Company has no comprehensive income components other than net income, comprehensive income and net income are identical for all periods presented.

   Effective January 1, 1998, the Company adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company's accounting for costs of computer software developed or obtained for internal use is consistent with the guidance established in the SOP. As a result, adoption of this statement did not have a material impact on the Company's financial position or results of operations.

   Effective January 1, 1998, the Company adopted SOP 98-5, "Reporting on the Costs of Start-up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Adoption of this statement did not have a material impact on the Company's financial position or results of operations.

   NOTE 5   EARNINGS PER SHARE

                                                      Three Months Ended March 31,        Nine Months Ended March 31,
                                                          1998               1997            1998              1997
    Basic earnings per share:
         Net income available to common shareholders  $1,833,000         $1,019,000      $4,176,000       $5,831,000
                                                      ==========         ==========      ==========       ==========
         Average shares of common stock
           outstanding                                 5,149,330          5,136,630       5,142,980        5,136,630

         Basic earnings per share                     $     0.36         $     0.20      $     0.81       $     1.14
                                                      ==========         ==========      ==========       ==========
    Diluted earnings per share:
         Average shares of common stock
           outstanding                                 5,149,330          5,136,630       5,142,980        5,136,630
         Incremental common shares applicable to
            common stock options                          57,434             32,356          68,854            8,402
                                                      ----------          ---------      ----------        ---------
         Average common shares assuming full
            dilution                                   5,206,764          5,168,986       5,211,834        5,145,032
         Diluted earnings per share                   $     0.35         $     0.20      $     0.80       $     1.13
                                                      ==========          =========      ==========        =========


   ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

   Operations

   Christiana Companies consolidated revenues for the three months ended March 31, 1998 were $21,865,000 versus $22,450,000 reported for the comparable period a year ago, a decrease of 2.6%. The decrease in revenues was primarily attributable to reduced dry warehousing operations due to the closure of two facilities in fiscal 1997. Revenues from both refrigerated warehousing and logistic operations increased year to year due to improved utilization of the company's warehouses and transportation equipment.

   Operating earnings for the quarter were $1,066,000 versus $1,093,000 generated in the comparable period a year ago. The 2.5% decrease in operating earnings is primarily attributable to added expenses in the sales department and reduced gross margin in Dry Warehousing operations.

   For the third quarter ended March 31, 1998, Equity in Earnings from EVI totaled $2,564,000 attributable to an 8.52% weighted average ownership interest compared to $1,219,000 in the previous year, a 110% increase.

   The Company's consolidated net earnings for the quarter were $1,833,000 or $0.36 per share ($0.35 diluted) compared with $1,019,000 or $0.20 per share ($0.20 diluted) for the same period a year ago. Net earnings were higher this period due primarily to the increase in Equity in Earnings of EVI.

   For the first nine months of fiscal 1998, consolidated revenues were $68,579,000 versus $63,271,000 for the comparable period last year, an increase of $5,308,000 or 8.4%. Volume increases in Transportation and Refrigerated Warehousing operations were the principal factors contributing to the increase.

   Consolidated net earnings for the nine months ended March 31, 1998 were $4,176,000 or $0.81 per share ($0.80 diluted) versus $5,831,000 or $1.14 per share ($1.13 diluted) reported for the comparable period last year. For the nine months ended March 31, 1998, the Company recognized Equity in Earnings from Energy Ventures of $6,011,000 compared to $8,855,000 in the previous year. Prior year results included $5,715,000 attributable to the gain reported by EVI on the sale of Mallard Bay Drilling. Net earnings attributable to the Company's warehousing and logistic operations were $1,588,000 for the nine months ended March 31, 1998 compared to $766,000 for the same period last year.

   Financial Condition

   Cash equivalents and short-term investments as of March 31, 1998 totaled $5,290,000 compared to $7,499,000 at June 30, 1997, a decrease of
   $2,209,000. Christiana's working capital at March 31, 1998 was $4,893,000 compared to $4,258,000 at June 30, 1997.

   Cash provided by operating activities of $5,656,000 was attributable primarily to net earnings and depreciation, offset by Equity in Earnings of EVI. Cash provided by investment activities of $3,518,000 resulted from a decrease in short-term investments of $4,611,000, capital expenditures of $1,919,000 primarily attributable to warehousing and logistics operations, proceeds from asset sales of $308,000, and the payment of mortgage notes receivable in the amount of $518,000.

   In the nine month period ended March 31, 1998, funded debt all of which is attributable to Total Logistic Control was reduced by $7,268,000, which was generated by internal cash flow from its operations. In addition, the exercise of stock options resulted in cash flow of $337,000.

   Christiana's balance sheet at March 31, 1998 reflects $47,268,000 as its carrying value for 3,897,462 shares of EVI common stock. At March 31, 1998, these shares had a market value of $180,501,209 or $35.05 per Christiana share.

   At March 31, 1998, the Company has no commitments for any material capital projects.

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




                                     CHRISTIANA COMPANIES, INC.
                                       (Registrant)



          Date:   May 12, 1998       /s/ Sheldon B. Lubar
                                     Sheldon B. Lubar
                                     Chairman and
                                     Chief Executive Officer


         Date  May 12, 1998         /s/ William T. Donovan
                                    William T. Donovan
                                    President and
                                    Chief Financial Officer