Form 10-K
period 1998-06-30
CHRISTIANA COMPANIES INC
filed 1998-09-28
CIK 20104

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from            to
                               ----------    -----------

                          Commission file number 1-3846

                           CHRISTIANA COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

  A Wisconsin Corporation                                  95-1928079
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

700 N. Water Street, Suite 1200,  Milwaukee, Wisconsin              53202
(Address of principal executive office)                          (Zip Code)

Registrant's telephone number, including area code    (414) 291-9000
                                                    -----------------

Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class                Name of Each Exchange on Which Registered
  -------------------                -----------------------------------------

Common Stock - $1.00 par Value              New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based on $19.00 closing price) of voting stock less stock owned by all executive officers and directors as a group: $56,412,520

Number of Shares of Common Stock Outstanding at September 15, 1998:  5,149,330

The Exhibit Index is located on page 34.

PART 1
ITEM 1.    BUSINESS

           At June 30, 1998, Christiana Companies, Inc. ("Christiana" or "the Company") is engaged in providing public refrigerated and non-refrigerated warehousing and logistic services and owning 3,897,462 shares of Weatherford International, Inc. ("Weatherford") common stock representing 4% ownership of the then outstanding shares.

                     REFRIGERATED WAREHOUSING AND LOGISTICS

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

           On June 30, 1997, the operations and corporate structures of Wiscold, Inc. and Total Logistic Control, Inc. were merged forming Total Logistic Control, LLC ("TLC").

           TLC provides full service public and contract warehousing and logistic services in all ranges of frozen, refrigerated and ambient temperatures. TLC's refrigerated warehousing operations include temperature sensitive storage services, blast freezing, individual quick freeze (IQF) services, vegetable blanching and processing, and automated poly bag and bulk packaging services. TLC's transportation and distribution services include full service truckload, less-than-truckload and pooled consolidation in both temperature controlled and dry freight equipment, dedicated fleet services and specialized store-door delivery formats. Transportation and logistic services are provided utilizing company-owned equipment as well as through carrier management services utilizing third party common and contract carriers. Integrated logistic services generally combine transportation, warehousing and information services to manage the distribution channel for a customer's products from the point of manufacture to the point of consumption. TLC also provides a full range of international freight management services, fully computerized inventory management, kitting, repackaging and just-in-time production supply services.

           TLC's customers consist primarily of national, regional and local firms engaged in food processing, consumer product manufacturing, wholesale distribution and retailing.

           TLC is one of the nation's top ten providers of public refrigerated warehouse services. All of TLC's refrigerated facilities are modern and efficient single story buildings at dock height elevation and fully insulated. TLC's refrigerated distribution centers are:

           - Rochelle Logistic Center, located in Rochelle, Illinois, is TLC's newest and largest refrigerated facility, initially constructed in 1986. Currently this facility is comprised of 14,100,000 cubic feet of capacity after undergoing four capacity expansions in 1988, 1990, 1993 and 1996. All space is capable of temperatures of -20(degree)F to ambient. Rochelle Logistic Center is strategically located at the intersection of two main line East-West railroads, the Burlington Northern and the Chicago Northwestern, and the cross roads of two interstate highways, I-39 and I-88.

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

           - Milwaukee Logistic Center, located in Wauwatosa, Wisconsin, was originally constructed in 1954. There have been six expansions of this facility and today the Milwaukee Logistic Center facility comprises 4,300,000 cubic feet of which 3,754,000 cubic feet is freezer capacity and 546,000 cubic feet is cooler space. This facility has multi-temperature refrigerated storage ranging from -20(degree)F to +40(degree)F and daily blast freezing capacity of 750,000 pounds. This location has a 7-car private rail siding. An additional 3 million cubic feet of company owned refrigerated and processing space adjacent to the Milwaukee Logistic Center facility is leased on a long term basis to a third party retail grocery company.

           - Holland Logistic Center, located in Holland, Michigan, has undergone a number of expansions over the years, with a major reconstruction in 1983 after a fire destroyed approximately 50 percent of the facility. Today, this refrigerated facility comprises 2,100,000 cubic feet of storage capacity of which 1,300,000 cubic feet is freezer capacity, 400,000 cubic feet is cooler capacity and 400,000 cubic feet is convertible capacity between freezer and cooler. Holland Logistic Center services both distribution customers as well as fruit growers in the West Michigan area. This location is situated on a CSX rail spur with two refrigerated rail docks. This facility is held under a lease which expires December 31, 2000.

           - Kalamazoo Logistic Center, located in Kalamazoo, Michigan, has two distribution centers. Facility #1 is a 3,300,000 cubic foot facility with 1,100,000 cubic feet of freezer capacity, 400,000 cubic feet of cooler capacity and 1,800,000 cubic feet of dry storage capacity. This location services a number of distribution customers in the Midwest and is strategically located at the I-94 and US 31 crossroads in Michigan, equal distance between Chicago and Detroit. Facility #2 is located adjacent to Facility #1 and is comprised of 2,800,000 cubic feet of capacity. This facility contains 1,500,000 cubic feet of cooler capacity and 1,300,000 cubic feet of freezer capacity. Two large distribution customers utilize 75% of this space. These facilities are held under long term leases.

           - Also located at the Kalamazoo Logistic Center is a company owned 10,000 square foot transportation equipment maintenance center. Approximately 50% of TLC's fleet of over-the-road transportation units is domiciled in Kalamazoo, Michigan.

           In addition to the refrigerated distribution centers described above, TLC operates a network of owned and leased dry (non-refrigerated) distribution centers comprising approximately 0.7 million square feet of storage capacity. Dry distribution centers are located in Zeeland (2) and Kalamazoo, Michigan; Munster, Indiana and South Brunswick, New Jersey.

           Competition in integrated logistic services is on both a national and local basis with a predominant emphasis on transportation services. At present, there are no direct competitors providing the full scope warehousing and transportation services across the full range of temperatures in TLC's market. However, each of TLC's individual business segments is highly fragmented with many local, regional and national competitors, especially in the transportation and dry warehousing industries. TLC's competitive edge is its ability to provide fully integrated logistic services designed to its customers' distribution needs which may, but would not necessarily, include utilizing its network of strategically located refrigerated and dry distribution centers. TLC's revenues and earnings can be affected by changes in competitive pricing in both transportation and warehousing operations, particularly at the local level; harvest yields of certain vegetable and fruit crops grown in the Upper Midwest; and general economic conditions.

            TLC holds a trademark on its name and logo. No other trademarks, patents, licenses, franchises or concessions are considered material to its business.

            Expenditures for research and development and compliance with environmental regulations have not been, and are not anticipated to be, significant.

                        WEATHERFORD INTERNATIONAL, INC..

            Christiana owns 3,897,462 shares of Weatherford International, Inc. ("Weatherford") representing at June 30, 1998 an approximate 4% ownership interest. The Company's holdings in Weatherford resulted from the June 30, 1995 merger of Prideco, a former majority owned subsidiary of the Company, with a subsidiary of Weatherford and a $13.2 million cash investment to purchase additional Weatherford shares in connection with the merger transaction. On May 27, 1998, Weatherford acquired Weatherford Enterra, Inc. As a result, Christiana's ownership interest in Weatherford was reduced from approximately 8.5% at June 30, 1997 to 4% which is below the threshold for equity accounting. The Company accounted for its investment in Weatherford using the equity method through May 27, 1998. As a result of the reduction in ownership percentage, Christiana will no longer record its proportionate share of Weatherford's earnings but rather report the fair market value of its Weatherford shareholdings as a balance sheet item.

           Weatherford is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. Weatherford's principal industry segments consist of (i) drilling products, (ii) completion and oilfield products and services and (iii) artificial lift and compression products and services. Weatherford operates in virtually every oil and gas exploration and production region in the world.

            Weatherford's drilling products segment manufactures (i) drill pipe and other drilling products, (ii) premium engineered connections and associated tubulars and (iii) marine connectors and related accessories. Weatherford's drilling products are designed and engineered for high performance applications. Drill pipe, as well as drill collars, heavyweights and keys manufactured by Weatherford, serve as the principal mechanical drilling tools used to drill an oil or natural gas well. These products constitute all components of the drill stem used to drill a well from the rig to the drill bit. Weatherford's premium tubulars consist of premium tubing, liner and casing and, together with Weatherford's line of premium engineered connections, are used for the production of oil and natural gas in harsh downhole environments. Weatherford's marine connector product line consists of downhole conductors for offshore applications and are used to define the original architecture of an offshore well and to support subsea applications.

            Weatherford's completion and oilfield products and services segment manufactures, sells and services cementation products and liner hangers and equipment used to provide oilfield services. Other products manufactured by this segment include hydraulic power tongs and related equipment used to provide tubular running services, milling tools, whipstocks and weighted drill pipe used in rental and downhole services and sold to customers. This segment also provides oilfield equipment rental, downhole services and tubular running services. Weatherford's rental equipment includes specialized pressure control equipment, drill string equipment, handling tools, stabilizers and other equipment and tools used in the drilling, completion and workover of oil and gas wells. Downhole services include fishing, milling, whipstock installation and retrieval, well control assistance, plugging and abandonment services, pipe recovery wireline services, foam services and internal casing patch installation.

            Weatherford's artificial lift and compression segment (i) designs, manufactures and services a complete line of artificial lift equipment and (ii) manufactures, packages, rents and sells parts and services for gas compressor units over a broad horsepower range. Weatherford's artificial lift product line includes a wide range of downhole pumps, surface pump drive units, gas lift equipment, hydraulic lift products and progressing cavity pumps. Weatherford's gas compressor units are used for increasing natural gas pressure to facilitate gas flow from the wellhead and through gas gathering systems and processing plants and injecting natural gas into oil wells to enhance recovery and into gas storage wells. Other general applications include cogeneration, seismic marine surveys and natural gas fueling stations.

            Weatherford has achieved significant growth in recent years through a consistent strategy of synergistic acquisitions and internal development. Acquisitions have focused on the acquisition of name brand products, geographic expansion, the development of complete product lines and savings through consolidation. Internal development has focused on product development and geographic expansion. Weatherford's growth strategy has resulted in the Company becoming the largest manufacturer of drill pipe, drill collars and heavyweight drill pipe in the world, the largest provider of premium tubular connectors in North America and one of the largest providers of artificial lift equipment in the world. Weatherford is the leading worldwide supplier of rental tools and fishing and other downhole services and the leading worldwide provider of tubular running services. To Weatherford's knowledge, none of its competition has as broad a product line of rod lift and progressing cavity pumps.

            On December 15, 1997, Christiana and Weatherford executed a definitive merger agreement whereby at the Effective Time, Weatherford will acquire Christiana. The terms of the merger provide that each Christiana share will be converted into approximately .75 shares of Weatherford Common Stock, cash in the approximate amount of $4.00, depending on the balance of certain assets and liabilities at the time of the closing and a contingent cash payment of approximately $1.92 after five years, subject to any indemnity claims by Weatherford during this period.

            As a part of the transactions contemplated by the Merger Agreement, Christiana will sell two-thirds of its interest in TLC to C2, Inc., a newly formed company. Christiana shareholders will have the opportunity to purchase shares in C2, Inc.

            On August 17, 1998, the shareholders of both Weatherford and Christiana overwhelmingly approved the Merger agreement and sale of TLC to C2, Inc. However, due to the recent decline in the value of Weatherford's common stock price, the merger transaction was postponed until the conditions are met for Christiana's shareholders to not recognize any taxable gain or loss on their exchange of Christiana shares for Weatherford common stock in the merger. To meet this requirement, Weatherford's stock price must be approximately $30.00 per share.

            By its terms, the Merger Agreement may be terminated by either party after October 31, 1998. Currently, both Christiana and Weatherford are monitoring Weatherford's stock price and will close the merger on or prior to October 31, 1998, if it exceeds $30.00 per share and all other requirements remain satisfied.

                                    EMPLOYEES

            The following table shows the number of fulltime Christiana and TLC employees at the dates indicated.

                                                    FULLTIME EMPLOYEES AT AUGUST 31,
                                 -----------------------------------------------------------------------
                                         1996                     1997                     1998
                                 ---------------------    ---------------------    ---------------------
Christiana                                 14                       10                        9
TLC                                       681                      736                      718
                                 ---------------------    ---------------------    ---------------------
   TOTAL                                  695                      746                      727

            At August 31, 1998, TLC had 18 less employees than at the same date a year ago due primarily to management efforts in productivity improvement and cost reduction.

ITEM 2.     PROPERTIES

            REFRIGERATED WAREHOUSING FACILITIES

            At June 30, 1998, TLC operated six public refrigerated warehouse facilities located in Wisconsin (2), Michigan (3), and Illinois (1). TLC's refrigerated facilities are large single-story buildings constructed at dock height with full insulation and vapor barrier protection. Refrigeration is provided by screw-type compressors in ammonia-based cooling systems. The facilities are strategically located and well served by rail and truck.

            TLC's refrigerated warehouse facilities are described in the following table:

                                            TOTAL STORAGE SPACE
             LOCATION                     (CUBIC FEET IN MILLIONS)                TYPE OF FACILITY
-----------------------------------     -----------------------------     ----------------------------------
Rochelle, Illinois                                   14.1                 Distribution
Beaver Dam, Wisconsin                                 7.2                 Production/Distribution
Wauwatosa, Wisconsin                                  4.3                 Distribution
Holland, Michigan *                                   2.1                 Distribution /Production
Kalamazoo, Michigan *
     Building # 1**                                   3.3                 Distribution
     Building #2                                      2.8                 Distribution
                                                     ----
    TOTAL                                            33.8
                                                     ====
 *  Leased facility.
**  Includes 1.8 million cubic feet of dry storage capacity.

            At both the Rochelle and Beaver Dam Logistic Centers the Company owns substantial additional acreage available for expansion.

            At June 30, 1998, TLC operated 5 public non-refrigerated or dry warehouse distribution facilities located in Michigan (3), Indiana and New Jersey. Zeeland Distribution Center II, located in Zeeland, Michigan is a company owned facility. All other dry facilities are held under leases. Lease terms generally match underlying contracts with major customers served at each facility. These facilities are single story block or metal construction buildings. All dry facilities are constructed at dock height and are approved as food grade storage facilities.

            TLC's dry warehouse facilities are described on the following table:

                                                                        TOTAL STORAGE
                                                                            SPACE
                                                                          (SQ FT. IN
              FACILITY                          LOCATION                  THOUSANDS)              TYPE OF FACILITY
-------------------------------------    ------------------------    ---------------------    -------------------------
Zeeland Distr. Center I*                 Zeeland, MI                            202           Public
Zeeland Distr. Center II                 Zeeland, MI                            220           Public
Michigan Distr. Ctr. I*                  Kalamazoo, MI                           88           Public
Central Distr. Center *                  Munster, IN                            125           Public
East Coast Distr. Center I*              So. Brunswick, NJ                      100           Public
                                                                     ---------------------
    TOTAL                                                                       735
                                                                     ---------------------
* Leased facility.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
           MATTERS.

           The common stock of the Company is listed on the New York Stock Exchange. The table below sets forth the reported high and low sales prices as reported by the New York Stock Exchange for Christiana Companies common stock for quarters ended March 31, 1995 through September 15, 1998.

                              1998                      1997                     1996                    1995
                       ----------------------------------------------------------------------------------------------
QUARTER ENDED            LOW      HIGH              LOW      HIGH            LOW      HIGH           LOW      HIGH
---------------------------------------------------------------------------------------------------------------------
March 31               33 15/16    41 1/2         26 1/2   33 3/4          22 1/4    24 3/4        30 1/8     31 3/4
June 30                29 13/16    43 5/8         31 1/2   39 7/8          20 1/8    24 1/4        25 1/8     30
September 30*          31 13/16    17 3/8         37 5/8   44 3/8          20 5/8    22 3/4        24 3/4     27 1/2
December 31                                       46 5/8   36 5/8          23 1/2    25 3/4        22         28 1/4

* Ten weeks ended September 15, 1998.

           At September 15, 1998, there were approximately 891 shareholders of record. There have been no dividends paid since 1981, and based on the Company's strategic business plan of reinvesting cash flow and acquisitions, none are anticipated in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA.

           Selected Financial Data is provided under the caption "Five Year Financial Information" is included on page 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The following table reflects the components of the Company's net earnings for each of the past three fiscal years:

                                                                    CONTRIBUTION TO NET EARNINGS
                                           -----------------------------------------------------------------------------
 Fiscal Year Ended June 30                           1998                       1997                      1996
                                           -----------------------    -----------------------   ------------------------
 (In thousands, except for per share data)    $          PER SHARE       $          PER SHARE       $          PER SHARE
                                           ---------    ----------    ---------    ----------   ----------    ----------

 Christiana, including Corporate           $ (1,171)    $  (.23)      $   (719)    $   (.14)    $     971     $      0.19
 Refrigerated Warehousing and Logistics       2,392         .47          1,011          .20         1,536            0.29
  Weatherford, *                              4,786         .93          6,371         1.24         1,096            0.21
                                           ---------    ----------    ---------    ----------   ----------    -----------

  Net Earnings                             $  6,007     $  1.17       $  6,663     $   1.30     $   3,603     $      0.69
                                           =========    ==========    =========    ==========   ==========    ===========
  * Net of deferred taxes.

FISCAL YEAR ENDED JUNE 30, 1998

           The Company's consolidated revenues for fiscal 1998 were $90,179,000 compared to $84,208,000 reported for fiscal 1997, an increase of $5,971,000 or 7.1%. Revenue growth at TLC was primarily attributable to volume increases in logistic services which include carrier management services, transportation management services and transportation operations. During fiscal 1998, revenues attributable to Logistic services increased $6,049,000 or 18.1% over the prior year due to operation of an expanded fleet and strong demand for transportation services. Revenue growth in Refrigerated Warehousing services was $1,686,000 or 5.1% in fiscal 1998 due primarily to increased utilization of existing facilities from both new and existing customer relationships. Revenues from Dry Warehousing operations in fiscal 1998 declined $3,599,000 or 29.9%, due to the closure of two facilities at the end of fiscal 1997 consistent with the Company's strategy to de-emphasize public dry warehousing activities. The balance of the revenue increase in fiscal 1998 of $1,835,000, is primarily attributable to expanded volume in distribution services of food products to the State of Michigan Department of Education under a new 5 year contract.

           Gross profit for the year increased $887,000 or 6.7% to $14,122,000. Each of TLC's service lines with the exception of Dry Warehousing had increased gross profit due primarily to better utilization of the Company's assets, improved productivity and strong cost controls. Logistic services increased gross profit by $1,009,000 or 38.5%, due to volume growth, higher utilization of revenue producing assets and an expanded fleet compared to fiscal 1997. Refrigerated Warehousing operations increased gross profit by $465,000 or 6.0%, through increased capacity utilization of facilities and strong cost control. Dry Warehousing had a decline in gross profit of $494,000 or 26% primarily due to reduced revenues in this area. Distribution services gross profit increased $240,000 or 49%, due to higher volume attributable to a new 5-year contract with Michigan Department of Education covering an expanded region of service.

           Selling, general and administrative expenses for the year were reduced $292,000 due primarily to lower corporate related expenses. Selling, general and administrative expenses at TLC increased $305,000 or 4.3% in fiscal 1998 due to increased sale and marketing activities designed to grow Logistic services.

           Earnings from operations of $5,758,000 increased $1,179,000 or 25.7%, compared to $4,579,000 reported for fiscal 1997. The improvement in earnings from operations is attributable to revenue growth, improved operating margins, and lower corporate overhead expense.

           Interest expense in fiscal 1998 was $2,691,000, a reduction of $475,000 from the prior year due to strong cash flow from TLC which enabled over $9,000,000 of debt reduction during fiscal 1998.

           Net earnings in fiscal 1998 totaled $6,007,000 or $1.17 per share ($1.15 diluted) compared to $6,663,000 or $1.30 per share ($1.29 diluted) in fiscal 1997. The decline in net earnings reported for this period is primarily attributable to two items: in last year's period, Weatherford sold Mallard Bay Drilling, realizing a $66,900,000 one time after tax gain which resulted in Christiana recording an after-tax gain of $3,475,000 and in this fiscal year, Christiana incurred a $589,000 after-tax charge related to the settlement of litigation. Net earnings in fiscal 1998 include equity in earnings of Weatherford of $4,786,000 for 11 months ended May 27, 1998 when Christiana changed the method of accounting for its Weatherford investment to the cost method.

FISCAL YEAR ENDED JUNE 30, 1997

           The Company's consolidated revenues for fiscal 1997 were $84,208,000 compared to $77,170,000 reported for fiscal 1996, an increase of 9.1%. Revenue growth was primarily attributable to increased volume in Transportation and Refrigerated Warehousing services. The most significant improvement was in Transportation revenues which increased 20.6% over the previous year. During fiscal 1997 TLC secured a large multi-year contract to provide logistic services to a major frozen food producer. This contract, as well as certain management changes, enabled the Company to significantly improve the operating performance in transportation related logistic services during fiscal 1997. Refrigerated Warehousing services revenues increased 14.7% over last year's level due primarily to increased utilization of the expanded capacity at the Rochelle Logistic Center and higher utilization at all the Michigan based refrigerated facilities during fiscal 1997.

           Revenue growth combined with aggressive cost management resulted in a 1% increase in gross margin. During fiscal 1997, TLC closed two dry public warehouses which were leased facilities, Atlanta, GA and Sparks, NV. Warehousing and Logistic expenses were negatively impacted by $358,000 of charges related to warehouse closures and corporate restructuring. Selling, General and Administrative expenses increased $1,125,000 or 14.9%, due mainly to increased marketing and sales activities. Earnings from operations increased $358,000 or 8.5%, to $4,579,000 in fiscal 1997 from $4,221,000 in fiscal 1996.

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

           Equity in earnings of Weatherford. contributed $10,479,000 to pretax earnings for the fiscal year ended June 30, 1997. Included in this amount is $5,715,000 attributable to a one-time gain reported on the sale of Mallard Drilling, a Weatherford subsidiary. Equity in earnings of Weatherford, net of deferred taxes, contributed net earnings of $6,371,000, of which $3,475,000 was related to the sale of Mallard Drilling.

           Consolidated net earnings for fiscal 1997 were $6,663,000 or $1.30 per share, up 85% from last year's level of $3,603,000 or $.69 per share. The principal factors impacting net earnings in fiscal 1997 was the growth in equity earnings in Weatherford and improved operating performance at TLC.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

           Cash equivalents and short-term investments totaled $5,539,000 at June 30, 1998 compared to $7,499,000 at June 30, 1997. The Company's working capital at June 30, 1998 was $3,493,000 compared to $4,257,000 at June 30, 1997.

           Prior to May 27, 1998, the Company accounted for its investment in Weatherford under the equity method. As such, the Company's proportionate share of Weatherford earnings through May 27, 1998 is recorded in the statement of earnings as "Equity in Earnings of Weatherford International, Inc." On May 27, 1998, Weatherford acquired Weatherford Enterra, Inc., issuing additional shares of common stock which reduced the Company's ownership percentage to approximately 4%. As a result of this reduction in ownership, the Company no longer accounts for this investment under the equity method; but rather uses the cost method. Under the cost method, only dividends paid by Weatherford will be reflected in future earnings of the Company. Accordingly, this investment is recorded at fair market value on the balance sheet as a long term asset.

           Cash equivalents and short-term investments totaled $5,539,000 at June 30, 1998 compared to $7,499,000 at June 30, 1997. The Company's working capital at June 30, 1998 was $3,493,000 compared to $4,257,000 at June 30, 1997.

           Operating activities in fiscal 1998 provided cash of $7,944,000 derived primarily from net earnings, depreciation and amortization partially offset by equity in earnings of Weatherford.

           Capital expenditures in fiscal 1998 totaled $2,829,000, the major components of which were: $1,671,000 for machinery and equipment additions primarily related to warehousing operations; $400,000 for leasehold improvements at the corporate office; and $163,000 for computer systems. The remaining expenditures were incurred for equipment and facility improvements within the dry warehousing and transportation segments.

           Also included in cash provided by investing activities is $1,217,000 from payments on mortgage notes receivable. This decrease is partially the result of the sale of mortgage notes receivable in the amount of $553,000. The balance of the decrease resulted from mortgage prepayments.

           Financing activities in fiscal 1998 resulted in the reduction of long term debt by $9,555,000.

           The Company's balance sheet at June 30, 1998, reflects $144,206,000 as its carrying value for 3,897,462 shares of Weatherford common stock. This represents the fair market value of Christiana's holding in Weatherford at June 30, 1998. Weatherford has not paid dividends on its common stock since 1984 and it is anticipated, for the foreseeable future, that its earnings will be retained for the development of its business. As of September 23, 1998, the fair market value of this investment decreased from $144.2 million at June 30, 1998 to approximately $97.4 million as a result of market fluctuations.

           At June 30, 1998 the Company had in place a $15 million unsecured line of credit for general corporate purposes. Borrowings under this line of credit bear interest on a floating rate of LIBOR plus 125 basis points or prime at the Company's option. At June 30, 1998, there were no borrowings under this facility. There were no borrowings under this facility during fiscal 1998.

           Through March 31, 1998, TLC had a loan commitment of $40,000,000 under an amended revolving credit agreement. After April 1, 1998, that loan commitment was reduced to $35,000,000 which is available beyond fiscal 1998. At June 30, 1998, $27,273,000 was outstanding under this credit facility. In addition, at June 30, 1998 TLC has a bank line of credit which permits borrowings up to $5,000,000. Outstandings under this credit line at June 30, 1998 were $239,000.

           The Company's current sources of capital include: cash generated from operations, sale of remaining mortgage portfolio, borrowings under its revolving credit agreement and line of credit and the use of its marketable Weatherford shares. The Company believes that current reserves of cash and short-term investments, access to existing credit facilities and internally generated cash from operations are sufficient to finance the projected cash requirements of its current operations.

           The Company continues to evaluate new acquisitions in areas strategic to existing operations as well as new lines of business. However, while the Company is a party to the Merger Agreement with Weatherford, the Company is restricted from making acquisitions without the approval of Weatherford. Future acquisitions may be funded through cash flow from operations, liquidation of mortgage notes receivable, liquidation of Weatherford stock, borrowings under its existing line of credit and other facilities, and equity issuance if desirable.

           As of June 30, 1998, the Company had no material capital commitments.

           During fiscal 1998, the Company completed a comprehensive assessment of Year 2000 issues for both its financial information systems and other non-financial systems. Year 2000 issues, as they relate to financial information systems, are being corrected through hardware and software upgrades. Non-financial systems, primarily telephone and security, will be repaired or replaced in order to achieve Year 2000 compliance.

           Based upon the Company's current projections, all Year 2000 compliant systems both financial and non-financial, will be implemented no later than January 1, 1999. As of June 30, 1998, the Company is approximately 60% complete with the installation of its Year 2000 upgrades. By the time these upgrades are completed, the Company estimates that it will have expended approximately $800,000 to resolve its Year 2000 problems and improve its systems in this regard.

ITEM 8.    FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

           See Index to Financial Information on page 17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

           The following table provides certain information, as of the date hereof, about the members of the Board of Directors and also provides information about the beneficial ownership of the Company's capital stock by all of the directors and executive officers as a group. The persons shown in the table as officers of the Company comprise all of the Company's executive officers. Directors of the Company are elected annually by a plurality of the votes cast by shareholders. Executive officers are appointed annually by the Board of Directors.

                                                                                        SERVED
                                                                                          AS            NO. OF SHARES
                                              PRINCIPAL OCCUPATION                     DIRECTOR          BENEFICIALLY
       NAME (AND AGE)                      DURING THE LAST FIVE YEARS                   SINCE                OWNED
       --------------                      --------------------------                   -----                -----

Nicholas F. Brady (68)         Chairman and President (since 2/93) of Darby             10/93             200,000  (1)
                               Advisors, Inc., a private investment company,                               (3.9%)
                               Easton, Maryland (1)

William T. Donovan (46)        President and Chief Financial Officer of                 10/90             167,532  (2)
                               Christiana (2)                                                              (3.3%)

David J. Lubar (43)            President of Lubar & Co. Incorporated ("Lubar &          10/90             427,403
                               Co.), venture capital and investments,  Milwaukee,                          (8.3%)
                               Wisconsin

Sheldon B. Lubar (69)          Chairman and Chief Executive Officers of 1/87             1/87             968,615  (3)
                               Christiana (3)                                                             (18.8%)

Albert O. Nicholas (67)        Owner and President of Nicholas Company, Inc., a          1/90             310,700  (4)
                               registered investment advisor, Milwaukee,                                   (6.0%)
                               Wisconsin (4)

John R. Patterson (51)         President and Chief Executive Officer of Total           10/96              45,000  (5) *
                               Logistic Control, LLC (5)

Gary R. Sarner (52)            Chairman of Total Logistic Control , LLC (6)             10/92              61,000  (6) *
All directors and executive
officers as a group                                                                                     2,180,250  (7)
                                                                                                          (42.3%)

--------
(1) Previously, Secretary of the United States Department of the Treasury for over four years, and before that, Chairman of Dillon, Read & Co., Inc. He is also a director of Amerada Hess Corporation and H. J. Heinz Company, as well as a director (or trustee) of 27 Templeton Funds, which are registered investment companies. The shares listed are owned by a trust of which Mr. Brady is the beneficiary and a co-trustee.
(2) Donovan has served in the capacity listed or in another capacity as an executive officer of Christiana for more than the last five years. He has also been a principal of Lubar & Co. for more than the last five years. Mr. Donovan is also a director of Grey Wolf, Inc. The shares listed include 14,000 share subject to acquisition upon exercise of employee stock options currently exercisable or exercisable within 60 days form the date hereof.

(3) Mr. Lubar has also been a principal of Lubar & Co. for more than the last five years. Mr. Lubar is also a director of Ameritech Corporation, Weatherford International, Inc., Firstar Corporation, Massachusetts Mutual Life Insurance Co., Jefferies & Company, Inc. and MGIC Investment Corporation. Includes 433,705 shares held by Mr. Lubar's wife.
(4)  Nicholas Company is the adviser to six registered investment companies:
     Nicholas Fund, Inc., Nicholas II, Inc., Nicholas Income Fund, Inc., Nicholas Limited Edition, Inc., Nicholas Money Market Fund, Inc. and Nicholas Equity Fund. Mr. Nicholas is the president and a director of each of those companies. Mr.
     Nicholas is also a director of Bando McGlocklin Capital Corporation.
(5) Mr. Patterson has served in the capacity listed since February 1996. Before joining Total Logistic Control, LLC, Mr. Patterson served as a Vice President-Operations for Schneider Logistics, Inc., Green Bay, Wisconsin (a provider of transportation and logistic services). For six years prior thereto, Mr. Patterson was the President and principal owner of Pro Drive, Inc., Green Bay, Wisconsin (a truck driver recruiting and training firm). The shares listed include 32,300 shares subject to acquisition upon exercise of employee stock options currently exercisable or exercisable within 60 days from the date hereof.
(6) Chairman of Total Logistic Control, LLC since January 1994. Before that, Mr. Sarner was the President of Wiscold, Inc., the business of which was acquired by Christiana in September 1992. The shares listed include 55,000 shares subject to acquisition upon exercise of employee stock options currently exercisable or exercisable within 60 days from the date hereof.
(7) Does not include shares for which Messrs. Donovan, Sarner and Patterson hold options that are not currently exercisable or exercisable within 60 days of the date hereof.

           Sheldon B. Lubar is the father of David J. Lubar.

           During fiscal 1998, the Board of Directors met two times. Each director attended at least 75% of the aggregate of (I) the total number of all Board meetings and (ii) the total number of meetings of committees of which he was a member. The Board has two standing committees: audit and compensation. It has no standing nominating committee or any committee performing similar functions.

ITEM 11.   EXECUTIVE COMPENSATION.

           Summary Compensation Table. This table gives information about the compensation of the four persons who were executive officers of the Company during fiscal 1997.

                                                                          LONG-TERM
                                                                         COMPENSATION
       NAME AND            FISCAL         ANNUAL COMPENSATION         SHARES UNDERLYING           ALL OTHER
  PRINCIPAL BUSINESS        YEAR        SALARY          BONUS          OPTIONS (#) (1)        COMPENSATION (2)
  ------------------        ----        ------          -----          ---------------        ----------------
Sheldon B. Lubar,           1998       $  65,250             --               --                      --
  Chairman and Chief        1997          66,000             --               --             $       750
  Executive Officer         1996          80,000             --               --                     750

William T. Donovan,         1998       $ 150,000       $ 50,000               --             $       860
  President and Chief       1997         150,000        100,000               15,000                 750
  Financial Officer         1996         150,000             --               --                     750

Gary R. Sarner,             1998       $ 167,500       $ 15,000               --             $     1,055
  Chairman of TLC           1997         167,500         15,000               --                     750
                            1996         167,500             --               --                     750

John R. Patterson (3)       1998       $ 175,000       $ 75,000               --             $     2,387  (3)
  President and Chief       1997         175,000         40,000               --                   2,900  (3)
  Executive Officer         1996          55,000         25,000              100,000               2,150  (3)
  of TLC

(1) The Company's only long-term compensation plan or program is the 1995 Stock Option Plan. The amounts shown are the number of shares underlying options granted during the fiscal year.
(2) Except as set forth in footnote 3, this column consists solely of amounts contributed by the Company to a Section 401 (k) retirement plan.
(3) Mr. Patterson joined Total Logistic Control in February 1996. In fiscal 1997 and 1996, the Company paid life insurance premiums in the amount of $2,150 on a term life policy maintained by the Company for Mr. Patterson's benefit. In fiscal 1997, the Company contributed $750 to a Section 401 (k) retirement plan for the benefit of Mr. Patterson.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           See Item 10.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The Lubar Family, Lubar & Co. Incorporated and Venture Capital Fund, L.P., a fund managed by Lubar & Co. Incorporated, and William T. Donovan owns 5.3%, 0.8%, 6.0% and 0.7%, respectively, of Emmpak Foods, Inc. ("Emmpak"), a customer of Total Logistic Control, LLC. During fiscal 1998, Emmpak accounted for approximately $2.2 million in gross revenue for Total Logistic Control, LLC. David J. Lubar serves on the board of directors of Emmpak.

           Sheldon B. Lubar and David J. Lubar are officers and directors of Lubar & Co. Incorporated, and own 50% each of its stock. The Company's headquarters are in part of the premises occupied by Lubar & Co. Incorporated and owned by 700 North Water LLC. Sheldon B. Lubar, David J. Lubar, and the Lubar Family own 90% of 700 North Water LLC. William T. Donovan owns 5%. The Company pays its pro rata share of the rent, utilities and other expenses of these premises (approximately $6,500 per month).

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           Financial Statement and Schedules:

           See Index on page 17.

           Exhibits:

           See Index on page 34.

           Reports on Form 8-K:

           None

                                   SIGNATURES

           Pursuant to the requirement of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Christiana Companies, Inc.

Date:      September 24, 1998                  By: /s/ Sheldon B. Lubar
                                               --------------------------------
                                                     Sheldon B. Lubar, Chairman

           Pursuant to the requirements of the Securities Exchange Act of 1934 this 10-K report has been signed below on September 24, 1998 by the following persons on behalf of the Registrant and in the capacity indicated.

                                Signature


/s/ Sheldon B. Lubar            Chairman, Chief Executive Officer and
-----------------------------   a Director
Sheldon B. Lubar


/s/ William T. Donovan          President, Chief Financial Officer and
-----------------------------   a Director
William T. Donovan


/s/ Gary R. Sarner              Chairman, Total Logistic Control, LLC
-----------------------------   and a Director
Gary R. Sarner


/s/ John R. Patterson           President, Chief Executive Officer
-----------------------------   Total Logistic Control, LLC and a Director
John R. Patterson


/s/ Betty J. White              Treasurer, Controller and Assistant
-----------------------------   Secretary
Betty J. White


/s/ Nicholas F. Brady           Director
-----------------------------
Nicholas F. Brady


/s/ David J. Lubar              Director
-----------------------------
David J. Lubar


/s/ Albert O. Nicholas          Director
-----------------------------
Albert O. Nicholas

                           CHRISTIANA COMPANIES, INC.


                              FINANCIAL INFORMATION


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                         FISCAL YEAR ENDED JUNE 30, 1998

                           CHRISTIANA COMPANIES, INC.
                         Index to financial information


                                                                     Page No.
Consolidated Statements of Earnings for the years
 ended June 30, 1998, 1997 and 1996......................................18

Consolidated Balance Sheets as of June 30, 1998 and June 30, 1997........19

Consolidated Statements of Shareholders' Equity for the
  years ended June 30, 1998, 1997 and 1996...............................20

Consolidated Statements of Cash Flows for the years
  ended June 30, 1998, 1997 and 1996.....................................21

Report of Independent Public Accountants.................................22

Notes to Consolidated Financial Statements...............................23

Selected Financial Data..................................................31

CHRISTIANA COMPANIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                  FOR THE YEAR ENDED JUNE 30
                                                               -----------------------------------------------------------------
                                                                       1998                  1997                  1996
                                                               ------------------------------------------------------------------
Revenues:
     Warehousing and Logistic  Services                               $90,179,000         $84,208,000             $77,170,000
                                                               ------------------------------------------------------------------

Costs and Expenses:
     Warehousing and Logistic Expenses                                 76,057,000          70,973,000              65,418,000
      Selling, General & Administrative Expenses                        8,364,000           8,656,000               7,531,000
                                                               ------------------------------------------------------------------
                                                                       84,421,000          79,629,000              72,949,000
                                                               ------------------------------------------------------------------
Earnings From Operations                                                5,758,000           4,579,000               4,221,000
                                                               ------------------------------------------------------------------

Other Income (Expense):
     Interest Income                                                      441,000              516,000                531,000
     Interest Expense                                                  (2,691,000)          (3,166,000)            (3,096,000)
     Gain  (Loss) on Disposal of Assets                                   (17,000)            (765,000)             2,818,000
     Equity in Earnings of Weatherford                                  7,872,000           10,479,000              1,745,000
     Other Expense, Net                                                (1,436,000)            (674,000)              (208,000)
                                                               ------------------------------------------------------------------
                                                                        4,169,000            6,390,000              1,790,000
                                                               ------------------------------------------------------------------

Earnings Before Income Taxes                                            9,927,000           10,969,000              6,011,000

Income Tax Provision                                                    3,920,000            4,306,000              2,408,000
                                                               ------------------------------------------------------------------

Net Earnings                                                          $ 6,007,000          $ 6,663,000            $ 3,603,000
                                                               ==================================================================

Basic Net Earnings Per Share                                                $1.17                $1.30                  $0.69
                                                               ==================================================================

Diluted Net Earnings Per Share                                              $1.15                $1.29                  $0.69
                                                               ==================================================================

Weighted Average Number of Shares Outstanding                           5,142,963            5,136,630              5,186,679



See notes to consolidated financial statements.

CHRISTIANA COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                    AS OF JUNE 30
                                                                         --------------------------------------
                                                                               1998               1997
                                                                         --------------------------------------
ASSETS
Current Assets:
     Cash and Cash Equivalents                                              $   5,539,000    $   2,888,000
     Short-Term Investments                                                          --          4,611,000
     Accounts Receivable, Net                                                   8,342,000        7,649,000
     Inventories, Prepaids and Other Assets                                     1,330,000          978,000
     Current Portion of Mortgage Notes Receivable                                 347,000             --
     Deferred Tax Asset                                                         1,445,000          750,000
                                                                         --------------------------------------
         Total Current Assets                                                  17,003,000       16,876,000
                                                                         --------------------------------------

Long-Term Assets:
     Investment in Weatherford International Inc.                             144,206,000       41,257,000
     Mortgage Notes Receivable                                                    185,000        1,749,000
     Fixed Assets, Net                                                         71,112,000       75,604,000
     Goodwill                                                                   5,435,000        5,592,000
     Other Assets                                                               1,300,000        1,277,000
                                                                         --------------------------------------
         Total Long-Term Assets                                               222,238,000      125,479,000
                                                                         --------------------------------------

TOTAL ASSETS                                                                $ 239,241,000    $ 142,355,000
                                                                         ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
     Line of Credit                                                         $     239,000    $        --
     Current Portion of Long-Term Debt                                          3,003,000        3,531,000
     Accounts Payable                                                           3,505,000        3,526,000
     Accrued Liabilities                                                        6,763,000        5,562,000
                                                                         --------------------------------------
         Total Current Liabilities                                             13,510,000       12,619,000
                                                                         --------------------------------------

Long-Term Liabilities:
     Long-Term Debt                                                            27,122,000       36,149,000
     Deferred Tax Liability                                                    61,207,000       20,288,000
     Other Liabilities                                                          1,173,000        1,214,000
                                                                         --------------------------------------
         Total Long-Term Liabilities                                           89,502,000       57,651,000
                                                                         --------------------------------------
         Total Liabilities                                                    103,012,000       70,270,000
                                                                         --------------------------------------
Shareholders' Equity:
     Preferred Stock                                                                 --               --
     Common Stock                                                               5,209,000        5,196,000
     Additional Paid-In capital                                                12,347,000       12,022,000
     Unrealized Gain on Securities Available for Sale                          57,799,000             --
     Treasury Stock, at Cost                                                   (1,236,000)      (1,236,000)
     Retained Earnings                                                         62,110,000       56,103,000
                                                                         --------------------------------------
         Total Shareholders' Equity                                           136,229,000       72,085,000
                                                                         --------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 239,241,000    $ 142,355,000
                                                                         ======================================


See notes to consolidated financial statements.

CHRISTIANA COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
EQUITY (1) (2)

                                                                                                                       UNREALIZED
                                                                                                                        GAIN ON
                                       COMMON STOCK                     TREASURY STOCK              ADDITIONAL         SECURITIES
                                ---------------------------------------------------------------      PAID-IN            AVAILABLE
                                   SHARES         AMOUNT              SHARES        AMOUNT           CAPITAL            FOR SALE
                                --------------------------------------------------------------------------------------------------
Balance, June 30, 1995           5,195,630    $   5,196,000             --       $        --       $  12,022,000    $        --

Purchase of Treasury
 Stock                                --               --            (59,000)       (1,236,000)             --               --

Net Earnings                          --               --               --                --                --               --
                                --------------------------------------------------------------------------------------------------


Balance, June 30, 1996           5,195,630    $   5,196,000          (59,000)    $  (1,236,000)    $  12,022,000    $        --


Weatherford  Stock Issuance           --               --               --                --                --               --

Net Earnings                          --               --               --                --                --               --
                                --------------------------------------------------------------------------------------------------

Balance, June 30, 1997           5,195,630    $   5,196,000          (59,000)    $  (1,236,000)    $  12,022,000    $        --

Unrealized Gain on Securities         --               --               --                --                --         57,799,000
Available for Sale

Exercise of Options                 12,700           13,000             --                --             325,000             --

Net Earnings                          --               --               --                --                --               --
                                --------------------------------------------------------------------------------------------------


Balance, June 30, 1998           5,208,330    $   5,209,000          (59,000)    $  (1,236,000)    $  12,347,000    $  57,799,000
                                ==================================================================================================



                                     RETAINED
                                     EARNINGS          TOTAL
                                ---------------------------------
Balance, June 30, 1995           $  41,492,000    $  58,710,000

Purchase of Treasury
 Stock                                    --         (1,236,000)

Net Earnings                         3,603,000        3,603,000
                                ---------------------------------


Balance, June 30, 1996           $  45,095,000    $  61,077,000


Weatherford  Stock Issuance          4,345,000        4,345,000

Net Earnings                         6,663,000        6,663,000
                                ---------------------------------

Balance, June 30, 1997           $  56,103,000    $  72,085,000

Unrealized Gain on Securities             --         57,799,000
Available for Sale

Exercise of Options                       --            338,000

Net Earnings                         6,007,000        6,007,000
                                ---------------------------------


Balance, June 30, 1998           $  62,110,000    $ 136,229,000
                                =================================


(1) Preferred stock: $10 par value, 1,000,000 shares authorized, none issued.

(2) Common stock: $1 par value, 12,000,000 shares authorized.

See notes to consolidated financial statements.

CHRISTIANA COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FOR THE YEAR ENDED JUNE 30
                                                                      ----------------------------------------------------
                                                                               1998             1997              1996
                                                                      ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings                                                                $ 6,007,000      $ 6,663,000       $ 3,603,000
Adjustments to Reconcile Net Earnings to Net
  Cash Provided By Operating Activities:
     Depreciation and Amortization                                            6,678,000        7,155,000         7,159,000
     (Gain) Loss on Disposal of Assets                                          177,000          765,000        (3,024,000)
     Deferred Income Tax (Benefit) Provision                                  2,955,000        4,813,000        (1,084,000)
     Equity in Earnings of Weatherford                                       (7,872,000)     (10,479,000)       (1,745,000)
Changes in Assets and Liabilities:
     (Increase) Decrease in Accounts Receivable                                (693,000)         645,000           (34,000)
     (Increase) Decrease in Inventories                                         119,000         (166,000)         (191,000)
     (Increase) Decrease in Prepaids and Other Assets                          (565,000)        (303,000)          788,000
     Increase (Decrease) in Accounts Payable and
           Accrued Liabilities                                                1,138,000           90,000         3,091,000
                                                                      ----------------------------------------------------
Net Cash Provided By Operating Activities                                     7,944,000        9,183,000         8,563,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from (Purchase of) Short-Term Investments, Net                  4,611,000       (3,861,000)        2,072,000
     Investments
     Capital Expenditures                                                    (2,829,000)      (3,488,000)      (19,715,000)
     (Increase) Decrease in Mortgage Notes Receivable                         1,217,000        1,565,000          (109,000)
     Proceeds from Sales of Assets                                              686,000        2,743,000         8,894,000
                                                                      ----------------------------------------------------
Net Cash Provided By (Used In) Investing Activities                           3,685,000       (3,041,000)       (8,858,000)

CASH FLOWS  FROM FINANCING ACTIVITIES:
     Borrowings (Payments) on Line of Credit, Net                               239,000       (1,354,000)         (489,000)
     Proceeds from Issuance of Common Stock                                     338,000               --                --
     Proceeds from Notes Payable                                                     --               --         9,011,000
     Stock Repurchase                                                                --               --        (1,236,000)
     Payments of Long-Term Debt                                              (9,555,000)      (5,628,000)       (3,638,000)
                                                                      ----------------------------------------------------
Net Cash Provided By (Used In) Financing Activities                          (8,978,000)      (6,982,000)        3,648,000

NET INCREASE (DECREASE)  IN CASH AND CASH
     EQUIVALENTS                                                              2,651,000         (840,000)        3,353,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  2,888,000        3,728,000           375,000
                                                                      ----------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                      $ 5,539,000      $ 2,888,000       $ 3,728,000
                                                                      ====================================================

Supplemental Disclosures of Cash Flow Information:
     Interest Paid                                                          $ 2,683,000      $ 3,190,000       $ 3,228,000
     Income Taxes Paid                                                      $   813,000      $ 1,396,000       $ 2,579,000

See notes to consolidated financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF CHRISTIANA COMPANIES, INC.:

         We have audited the accompanying consolidated balance sheets of Christiana Companies, Inc. (a Wisconsin corporation) and subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three year period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Christiana Companies, Inc. and subsidiary as of June 30, 1998 and 1997, and the results of their consolidated operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.








ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin
September 23, 1998

CHRISTIANA COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Three years ended June 30, 1997)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      DESCRIPTION OF BUSINESS: At June 30, 1998, Christiana is engaged in providing public refrigerated and dry (non-refrigerated) warehousing and logistic services; and owning 3,897,462 shares of Weatherford International, Inc. common stock which represents an approximate 4% ownership interest.

      REVENUE RECOGNITION: Transportation revenue is recognized when the goods are delivered to the customer. Warehousing revenue is recognized as services are provided. Costs and related expenses are recorded as incurred.

      PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Christiana Companies, Inc., ("Christiana") and its wholly-owned subsidiary (together with Christiana referred to as the "Company"). All material intercompany transactions have been eliminated in consolidation.

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

      SHORT-TERM INVESTMENTS: Short-term investments consist of U.S. Treasury securities and commercial paper maturing in less than one year. These investments are carried at amortized cost, which approximates fair value.

      ACCOUNTS RECEIVABLE: Accounts receivable are presented net of a reserve for bad debts of $222,000 and $333,000 at June 30, 1998 and 1997, respectively. The provision for bad debts was $119,000, $227,000 and $123,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

      INVENTORIES: Inventories consist predominately of transportation equipment repair parts. These items are carried at their lower of FIFO (first-in, first-out) cost or market value.

      INVESTMENT IN WEATHERFORD INTERNATIONAL, INC.: Prior to May 27, 1998, the Company accounted for its investment in Weatherford under the equity method. As such, the Company's proportionate share of Weatherford earnings through May 27, 1998, is recorded in the statement of earnings as "Equity in Earnings of Weatherford International, Inc." On May 27, 1998, Weatherford acquired Weatherford Enterra, Inc. issuing additional shares of common stock which reduced the Company's ownership percentage to approximately 4%. As a result of this reduction in ownership, the Company no longer accounts for this investment under the equity method; but rather accounts for its investment in Weatherford using the cost method. Under the cost method, only dividends paid by Weatherford will be reflected in future earnings of the Company.

      The Company has classified its investment in Weatherford as "available-for sale." Accordingly, the Weatherford shares owned by the Company (3,897,462 shares as of June 30,1998) are recorded at their fair market value on the balance sheet. Unrealized gain, net of deferred taxes, in the amount of $57,799,000, is reflected as an increase to Shareholders' Equity.

      MORTGAGE NOTES RECEIVABLE: At June 30, 1998, mortgage notes receivable, derived from condominium sales, totaled $532,000 and accrue interest at rates ranging from 7.250% to 8.500%.

      The principal balance of mortgage notes receivable matures as follows:

                                                YEAR ENDED JUNE 30
                           --------------------------------------------------------------
                           1999    $   347,000             2002            $       3,000
                           2000          3,000             2003                    4,000
                           2001          3,000             Thereafter            172,000

      During the years ended June 30, 1998 and 1997, mortgage notes receivable of $1,170,000 and $1,882,000, respectively, were sold or prepaid.

      FIXED ASSETS: Fixed assets are carried at cost less accumulated depreciation, which is computed using both straight-line and accelerated methods for financial reporting purposes. The cost of major renewals and improvements are capitalized; repair and maintenance costs are expensed as incurred. A summary of the cost of fixed assets and the estimated useful lives for financial reporting purposes is as follows:

                                                                     AT JUNE 30,
                                                        -----------------------------------        ESTIMATED
                                                              1998              1997             USEFUL LIVES
                                                        -----------------------------------    ----------------
       Fixed Assets:
           Land                                          $     3,331,000   $     3,380,000           --
           Machinery and Equipment                            53,644,000        53,171,000           5-7 years
           Buildings and Improvements                         41,488,000        41,534,000         30-32 years
           Construction-In-Progress                              616,000           451,000           --
           Less:  Accumulated Depreciation                   (27,967,000)      (22,932,000)
                                                        -----------------------------------
                                                         $    71,112,000   $    75,604,000
                                                        ===================================

      GOODWILL: Goodwill is amortized on a straight-line basis over 40 years ($157,000 in 1998, 1997 and 1996). The accumulated amortization at June 30, 1998 and 1997 was $723,000 and $566,000, respectively. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flows over the remaining life of the goodwill measuring whether the goodwill is impaired. If impaired, a loss is recognized for the amount that the carrying value exceeds the fair value.

      LONG-LIVED ASSETS: During fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS" ) No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of." Adoption of this standard did not have a material impact on the Company's financial position or results of operations. The Company continually evaluates whether events and circumstances have occurred that may indicate the remaining estimated useful life may warrant revision or that the remaining balance of long-lived assets may be not recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining life of the long-lived assets measuring whether these assets are impaired. If impaired, a loss is recognized for the amount that the carrying value exceeds the fair value.

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

      RECLASSIFICATIONS: Certain reclassifications have been made in the 1997 statements to conform with 1998 presentation.

B.       WEATHERFORD INTERNATIONAL, INC. MERGER AGREEMENT:

      On December 12, 1997, the Company entered in an agreement with Weatherford International, Inc. ("Weatherford") whereby Weatherford will purchase all of the outstanding shares of the Company. The terms of the merger provide that each Christiana common share will be converted into (i) .7453 shares of Weatherford International, Inc. common stock, (ii) cash in the approximate amount of $4.00, depending upon the balance of certain assets and liabilities at the time of closing and (iii) a contingent cash payment of approximately $1.92 after 5 years, subject to the incurrence of any indemnity claims by Weatherford during this period.

            On August 17, 1998, the shareholders of both Weatherford and Christiana overwhelmingly approved the Merger agreement and sale of Total Logistic Control to C2, Inc. However, due to the recent decline in the value of Weatherford's common stock price, the merger transaction was postponed until the conditions are met for Christiana's shareholders to not recognize any gain or loss on their exchange of Christiana shares for Weatherford common stock in the merger. To meet this requirement, Weatherford's stock price must be approximately $30.00 per share. As of September 23, 1998, the fair market value of this investment decreased from $144.2 million at June 30, 1998 to approximately $97.4 million as a result of market fluctuations.

            By its terms, the Merger Agreement may be terminated by either party after October 31, 1998. Currently, both Christiana and Weatherford are monitoring Weatherford's stock price and will close the merger on or prior to October 31, 1998, if it exceeds $30.00 per share and all other requirements remain satisfied.

            As of June 30, 1998, the Company has deferred approximately $773,000 of transaction costs related to the merger. If the merger is not completed, these costs will be charged to earnings during fiscal 1999 at the time of termination. Total merger related costs that would ultimately be charged to earnings, including those amounts deferred at June 30, 1998, are estimated at approximately $1.8 million.

C.  INDEBTEDNESS:

      The following is a summary of consolidated indebtedness:

                                                                         AT JUNE 30,
                                                          ------------------------------------------
                                                                 1998                   1997
                                                          -------------------    -------------------
Christiana Corporate
       Notes Payable                                      $           --            $ 2,286,000

Total Logistic Control, LLC
       Revolving Credit Agreement                             27,273,000             31,248,000
       Notes Payable, Equipment Related                        1,088,000              4,382,000
       Subordinated Note                                       1,764,000              1,764,000
                                                          -------------------    -------------------
           Subtotal                                           30,125,000             39,680,000

Less:  Current Portion of Long-Term Debt                      (3,003,000)            (3,531,000)
                                                          -------------------    -------------------

Long-Term Debt                                               $27,122,000            $36,149,000
                                                          ===================    ===================

      Christiana has a $15,000,000 unsecured line of credit, renewable annually. Borrowings under this line bear interest at either the London Interbank Offered Rate ("LIBOR") plus 125 basis points, or prime at the Company's option. No compensating balances are required under the terms of this credit facility. There were no borrowings under this credit line in fiscal 1998 or 1997.

      Total Logistic Control, LLC ("TLC") has a $5,000,000 line of credit with a bank, renewable annually. Borrowings under this credit facility bear interest at either LIBOR plus 200 basis points or the bank's prime rate (8.5% at June 30, 1998) and are secured by certain accounts receivable. As of June 30, 1998 and 1997, $239,000 and $ -0- was outstanding under this line. This line of credit was terminated on August 5, 1998.

      TLC has a revolving credit agreement that provides for borrowings at June 30, 1998 up to $35,000,000. Borrowings under this agreement mature on March 31, 2001 and bear interest, payable monthly at either LIBOR plus 125 basis points (6.906% at June 30, 1998) or the bank's prime rate (8.5% at June 30, 1998) and are unsecured. The revolving credit agreement requires, among other things, that defined levels of net worth and debt service coverage be maintained and restricts certain activities including limitation on new indebtedness and the disposition of assets. As of June 30, 1998, the Company was in compliance with all covenants. No compensating balances are required under the terms of this credit facility.

      TLC's notes payable relate to specific equipment purchases, primarily transportation and material handling equipment and are secured by specified assets. These notes bear interest on both fixed and floating terms ranging from 6.375% to 9.37%. No compensating balances are required under the terms of these credit arrangements. TLC's subordinated note bears interest at 8% and was incurred in the redemption of a former shareholder's ownership coincident with the sale to Christiana. This obligation is guaranteed by Christiana.

      Future maturities of consolidated indebtedness are as follows:

                     YEAR ENDED
                       JUNE 30                     TOTAL
               ------------------------       -----------------
                        1999                    $  3,003,000
                        2000                       5,008,000
                        2001                      22,114,000

D.  INCOME TAXES:

      The Income Tax Provision consists of the following:

                                                                 YEAR ENDED JUNE 30
                                                -----------------------------------------------------
                                                      1998             1997              1996
                                                ----------------------------------------------------
                  Current
                     Federal                       $    837,000    $    (442,000)     $  3,029,000
                     State                              128,000          (65,000)          463,000
                  Deferred                            2,955,000        4,813,000        (1,084,000)
                                                ----------------------------------------------------
                                                   $  3,920,000    $   4,306,000      $  2,408,000
                                                ====================================================

      The components of Deferred Income Taxes are:

                                                                          AT JUNE 30
                                                               -----------------------------------
                                                                     1998             1997
                                                               -----------------------------------
            Deferred Tax Assets:
               Accrued Expenses and  Other Reserves              $   1,722,000    $   1,612,000
                                                               -----------------------------------
                   Total Deferred Tax Assets                     $   1,722,000    $   1,612,000
                                                               -----------------------------------

            Deferred Tax Liabilities:
               Tax Over Book Depreciation                         $ 12,795,000    $  12,329,000
               Unrealized Gain on Weatherford shares                37,270,000               --
               Equity in Earnings of  Weatherford                    7,854,000        4,767,000
               Weatherford  Stock Issuance                           2,787,000        2,787,000
               Installment Sales                                            --          407,000
               Other                                                   779,000          860,000
                                                               -----------------------------------
                   Total Deferred Tax Liability                     61,485,000       21,150,000
                                                               -----------------------------------

            Net Deferred Tax Liability                           $  59,763,000      $19,538,000
                                                               ===================================


      A reconciliation of the statutory Federal income tax rate to the Company's effective tax rate follows:


                                                                                    YEAR ENDED JUNE 30
                                                                             --------------------------------
                                                                                1998       1997       1996
                                                                             ---------- ---------- ----------
                Statutory Federal Income Tax Rate                                34%        35%        34%
                Increase (Reduction) in Taxes Resulting From:
                   State Income Tax, Net                                          4          5          5
                   Other, Net                                                     1         (1)         1
                                                                             ========== ========== ==========
                                                                                 39%        39%        40%
                                                                             ========== ========== ==========


E.  STOCK OPTIONS AND EMPLOYEE BENEFIT PLAN:

      The Company has 295,000 shares of its common stock reserved for issuance under a stock option plan, which permits the granting of options as well as appreciation rights and awards. During fiscal 1998, options totaling 16,666 were cancelled and 12,700 options were exercised. During fiscal 1997, options for a total of 40,000 shares were granted at exercise prices of $21.50 and $22.25. During fiscal 1996, options for a total of 100,000 shares were granted at an exercise price of $24.25 per share. At June 30, 1998 and 1997, 52.8% and 36.0%, respectively, of total options granted were exercisable. The remaining options are exercisable over the next six years.

       As of June 30, 1998, the total number of stock options outstanding and those currently exercisable was 254,384 and 134,384, respectively. The weighted-average exercise price of total stock options outstanding and those currently exercisable was $27.49 and $28.31, respectively. Additionally, the weighted average contractual life of stock options outstanding of June 30, 1998 was 2.2 years.

       Changes in stock options outstanding are summarized as follows:

                                       NUMBER OF             EXERCISE PRICE
                                        OPTIONS                PER OPTION
                                    -----------------     ---------------------
Balance, June 30, 1995                    151,250             26.000 - 34.375
    Options Granted                       100,000                      24.250
    Options Cancelled                       7,500             27.125 - 34.375
                                    -----------------     ---------------------
Balance, June 30, 1996                    243,750             24.250 - 34.375
    Options Granted                        40,000             21.500 - 22.250
                                    -----------------     ---------------------
Balance, June 30, 1997                    283,750             21.500 - 34.375
    Options Cancelled                      16,666                      22.250
    Options Exercised                      12,700             24.250 - 30.150
                                    -----------------     ---------------------
Balance, June 30, 1998                    254,384             21.500 - 34.375
                                    =================     =====================

      Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option is estimated on the date of the grant using an option pricing model with the following weighted-average assumptions used for options issued in fiscal 1997 and 1996, respectively: risk-free interest rate of 6.5%; expected remaining lives of 5 and 6 years; expected volatility of 25% and 20%; and no expected dividends.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Set forth below is a summary of the Company's net earnings and earnings per share as reported and pro forma, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The pro forma information is not meant to be representative of the effects on reported net income for future years, because as provided by SFAS No. 123, only the effects of awards granted after July 1, 1996 are considered in the pro forma calculation.

                                                  JUNE 30, 1998                             JUNE 30, 1997
                                      --------------------------------------    ---------------------------------------
                                         AS REPORTED           PRO FORMA           AS REPORTED           PRO FORMA
                                      ------------------    ----------------    -------------------   -----------------
Net Earnings                              $6,007,000           $5,767,000           $6,663,000           $6,282,000
Basic Earnings Per Share                       $1.17                $1.12                $1.30                $1.22

      The Company has a 401(k) plan covering substantially all of its employees. The costs under this plan has not been material. The Company does not provide post employment medical or life insurance benefits.

F.  COMMITMENTS:

      TLC has operating leases for certain warehousing and office facilities. Rental expense under these leases was $6,812,000, $7,213,000 and $5,479,000 in fiscal 1998, 1997 and 1996, respectively. At June 30, 1998, future minimum lease payments under these operating leases are as follows:

                                     YEAR ENDED JUNE 30
                              ----------------------------------
                                    1999           $4,226,000
                                    2000            3,765,000
                                    2001            3,304,000
                                    2002            2,630,000
                                    2003            1,825,000
                                 Thereafter         8,456,000

G.  EARNINGS PER SHARE:

       In fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share". As a result, a summary of basic and diluted earnings per share for the years ended June 30, 1998, 1997 and 1996 is as follows:

                                                                          FOR THE YEAR ENDED JUNE 30,
                                                               ---------------------------------------------------
                                                                   1998               1997              1996
                                                               --------------    ---------------    --------------
Basic Earnings per share:
   Net income available to common shareholders                   $ 6,007,000        $ 6,663,000       $ 3,603,000
                                                               ==============    ===============    ==============
   Average shares of common stock outstanding                      5,142,963          5,136,630         5,186,679
   Basic earnings per share                                            $1.17              $1.30             $0.69
                                                               ==============    ===============    ==============

Diluted earnings per share:
   Average shares of common stock outstanding                      5,142,963          5,136,630         5,186,679
   Incremental common shares applicable to
      common stock options                                            66,290             22,974                --
                                                               --------------    ---------------    --------------
   Average common shares assuming full dilution                    5,209,253          5,159,604         5,186,679
   Diluted earnings per share                                          $1.15              $1.29             $0.69
                                                               ===================================================


H.  WEATHERFORD INTERNATIONAL. INC.
    SUMMARY FINANCIAL INFORMATION:

       The following represents summarized financial information for Weatherford International, Inc. Weatherford's fiscal year ends on December 31, 1997. For more information regarding Weatherford's financial condition and operations, reference is made to the Weatherford's Form 10-K filed with the Securities and Exchange Commission.

                                                                AT DECEMBER 31,
                                                      -------------------------------------
(In Thousands)                                             1997                 1996
                                                      ----------------    -----------------
Current Assets                                          $   631,025            $558,681
Noncurrent Assets                                           735,041             294,162
                                                      ----------------    -----------------
   Total Assets                                          $1,366,066            $852,843
                                                      ================    =================

Current Liabilities                                      $  314,165            $233,126
Noncurrent Liabilities                                      524,668             165,633
Stockholders' Equity                                        527,233             454,084
                                                      -----------------   -----------------
   Total Liabilities & Stockholders' Equity              $1,366,066            $852,843
                                                      ================    =================

                          SUMMARIZED INCOME STATEMENTS

                                                                  FOR YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------
(In Thousands)                                            1997                1996                 1995
                                                    -----------------    ----------------    -----------------
Revenues                                                 $ 892,264            $ 478,020           $ 351,587
Operating Expenses                                        (750,260)            (431,733)           (319,147)
Other Expenses, Net                                        (13,350)             (14,741)            (16,049)
                                                    -----------------    ----------------    -----------------
Income Before Taxes                                        128,654               31,546              16,391
Provision for Taxes                                        (44,959)              (7,041)             (5,080)
                                                    -----------------    ----------------    -----------------
Income from Continuing Operations                           83,695               24,505              11,311
Discontinued Operations, Net of Taxes                           --               74,392                  --
                                                    -----------------    ----------------    -----------------
Income before Extraordinary Item                            83,695               98,897              11,311
Extraordinary Item                                          (9,010)                (731)                 --
                                                    -----------------    ----------------    -----------------
Net Income                                               $  74,685            $  98,166           $  11,311
                                                    =================    ================    =================
Earnings per Share                                           $1.62                $2.41               $0.38
                                                    =================    ================    =================

       During fiscal 1997, Weatherford issued additional stock in a public offering. The Company's proportionate share of the gain was $4,345,000 and is reflected as an increase in retained earnings in the consolidated statement of Shareholders' Equity.

      Included in the Company's retained earnings is $16,598,000 of undistributed earnings related to its' investment in Weatherford.

I.       ACCOUNTING PRONOUNCEMENTS:

       Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other non-shareholder changes in equity. For the quarter ended September 30, 1998, the Company will be required to show components of comprehensive income in a separate financial statement.

       Effective July 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way that a public company reports information about operating segments in its annual financial statements. It also requires the company to report selected information about operating segments in its interim financial reports. This statement requires that a public company report financial and descriptive information about its operating segments based on the way that the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. For the quarter ended September 30, 1998, the Company will be required to disclose segment information in the notes to financial statements.

CHRISTIANA COMPANIES, INC.
QUARTERLY FINANCIAL INFORMATION
(unaudited)


                                                               QUARTER ENDED
                                  -------------------------------------------------------------------------
                                      SEPTEMBER         DECEMBER            MARCH              JUNE              TOTAL
                                  -------------------------------------------------------------------------------------------
FISCAL 1998

Revenues                              $ 23,047,000     $ 23,667,000       $21,865,000       $ 21,600,000      $ 90,179,000

Earnings From Operations                 1,617,000        1,438,000         1,066,000          1,637,000         5,758,000
Earnings Before Taxes                    2,438,000        1,441,000         3,001,000          3,047,000         9,927,000
Net Earnings                             1,485,000          858,000         1,833,000          1,831,000         6,007,000
Basic Earnings Per Share                     $0.29            $0.17             $0.36              $0.35             $1.17
Diluted Earnings Per Share                   $0.29            $0.16             $0.35              $0.35             $1.15

FISCAL 1997

Revenues                               $20,480,000      $20,342,000       $22,450,000        $20,936,000       $84,208,000

Earnings From Operations                 1,489,000        1,525,000         1,093,000            472,000         4,579,000
Earnings Before Taxes                    1,767,000        6,126,000 *       1,671,000          1,405,000        10,969,000
Net Earnings                             1,083,000        3,730,000         1,019,000            831,000         6,663,000
Basic Earnings Per Share                     $0.21            $0.73             $0.20              $0.16             $1.30
Diluted Earnings per Share                   $0.21            $0.73             $0.20              $0.16             $1.30

* Includes $5,715,000 of gain on the sale of Mallard Drilling, a Weatherford subsidiary.


FIVE YEAR FINANCIAL INFORMATION

                                                                     YEAR ENDED JUNE 30
                                  -----------------------------------------------------------------------------------------
                                        1998              1997              1996              1995              1994
                                  -----------------------------------------------------------------------------------------
Revenues:
     Product Sales                $       --         $         --         $      --          $ 55,239,000     $  46,428,000
          Warehousing and
         Logistic Services            90,179,000           84,208,000        77,170,000        71,642,000        43,725,000
                                  -----------------------------------------------------------------------------------------
                                      90,179,000           84,208,000        77,170,000       126,881,000        90,153,000

Net Earnings                           6,007,000            6,663,000         3,603,000         5,062,000         3,121,000

Basic Earnings Per Share                   $1.17                $1.30             $0.69             $0.96             $0.59

Total Assets                         239,241,000          142,355,000       131,018,000       121,742,000       147,565,000

Long-Term Liabilities                 89,502,000           57,651,000        57,926,000        51,388,000        67,154,000

Shareholders' Equity                 136,229,000           72,085,000        61,077,000        58,710,000        60,088,000

CHRISTIANA COMPANIES, INC.
CORPORATE INFORMATION

DIRECTORS

SHELDON B. LUBAR, Chairman and Chief                              DAVID J. LUBAR, President, Lubar & Co.,
   Executive Officer                                                 Incorporated

NICHOLAS F. BRADY, Chairman of Darby                              ALBERT O. NICHOLAS, President of Nicholas
   Advisors, Inc.                                                    Company, Inc.

WILLIAM T. DONOVAN, President and Chief                           GARY R. SARNER,  Chairman, Total Logistic
   Financial Officer                                              Control,  LLC

JOHN R. PATTERSON, President and Chief
   Executive Officer, Total Logistic Control, LLC

OFFICERS

SHELDON B. LUBAR, Chairman and Chief                              BETTY J. WHITE, Treasurer, Controller and
   Executive Officer                                                  Assistant Secretary
WILLIAM T. DONOVAN, President and Chief                           DAVID E. BECKWITH, Secretary
   Financial Officer

TRANSFER AGENT AND REGISTRAR                                      EXCHANGE LISTING

Firstar Trust Company                                             Christiana  Companies,  Inc.  common  stock is listed on
P.O. Box 2077                                                     the New York Stock Exchange (Symbol CST).
Milwaukee, Wisconsin   53201

ANNUAL MEETING                                                    CORPORATE HEADQUARTERS

The Company's  Annual Meeting of  Shareholders  has generally     700 North Water Street
been  the  last  Tuesday  of  October.  However,  due  to the     Suite 1200
pending merger with  Weatherford  International,  Inc. a date     Milwaukee, WI 53202
for the Company's  Annual  Meeting has not been  established.     Telephone:  (414) 291-9000
If the Merger Agreement is terminated,  the Annual Meeting of     Facsimile:  (414) 291-9061
Shareholders  will  likely  then be  scheduled  for a date in
December, 1998.

                           CHRISTIANA COMPANIES, INC.



                                    EXHIBITS


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K


                         FISCAL YEAR ENDED JUNE 30, 1998

                                INDEX TO EXHIBITS

       EXHIBIT NO.                BRIEF DESCRIPTION OF EXHIBIT

              2            Agreement and Plan of Merger among Weatherford
                           International, Inc., Christiana Acquisitions, Inc.,
                           Christiana Companies, Inc. and C2, Inc., dated
                           December 12, 1997, as amended (incorporated by reference to Appendix A to Amendment No. 4 to
                           Schedule 14A of Weatherford International, Inc. and
                           Christiana Companies, Inc. filed with the Commission on June 26, 1998 (File No. 1-03846).

             2A            Agreement by and among Weatherford International,
                           Inc., Total Logistic Control, LLC, Christiana
                           Companies, Inc. and C2, Inc., dated December 12,
                           1997, as amended (incorporated by referenced to Appendix B to Amendment No. 4 to schedule 14A of
                           Weatherford International, Inc. and Christiana
                           Companies, Inc. filed with the Commission on June 26,
                           1998 (File No. 1-03846)).

             3A Registrant's Articles of Incorporation as modified by Articles of Merger. Incorporated by reference to
                           Exhibit 19 of Registrant's Form 10-Q for the quarter ended September 30, 1992.

             3B Registrant's current bylaws. Incorporated by reference to Exhibit 19A of Registrant's Form 10-Q for the quarter ended September 30, 1992.

            10A            The Wiscold Revolving Credit Agreement, dated as of
                           March 21, 1996, by Firstar Bank Milwaukee, N.A.,
                           Harris Trust and Savings Bank, Bank One, Milwaukee,
                           NA, as the Banks and Firstar Bank Milwaukee, N.A. as
                           Agent for the Banks to Wiscold, Inc. Incorporated by reference to Exhibit 10C to Registrant's Form 10-K for the year ended June 30, 1996.

            10B            Form of Credit Agreement by and among Total Logistic
                           Control, LLC, Firstar Bank Milwaukee, N.A., individually and as agent, and the lenders that are party thereto. This Credit Agreement will be entered into only upon closing of the Merger of the Registrant with and into a wholly-owned subsidiary of Weatherford International, Inc. (incorporated by referenced to Exhibit 10.1 to Amendment No. 3 to Form
                           S-1 Registration Statement of C2, Inc. filed with the
                           Commission on May 27, 1998 (Reg. No. 333-46027)).

            10C Registrant's 1985 Stock Option Plan, as amended to date. Incorporated by reference to Exhibit 10B to Registrant's Form 10-Q for quarter ended December 31,
                           1992.

            10D The TLC Group Agreement and Plan of Reorganization dated as of November 24, 1994 by and among Christiana
                           Companies, Inc., TLC Acquisition Corp., TLC Group,
                           Inc. and certain equity holders of TLC Group, Inc.
                           Incorporated by reference to Exhibit 2.1 of Registrant's Form 8-K dated January 18, 1994.

            10E            The Prideco, Inc. Agreement and Plan of Merger dated
                           May 22, 1995 by and among Prideco, Inc., the equity holders of Prideco, Inc., Energy Ventures, Inc. and
                           Grant Acquisition Company and Amendment No. 1
                           thereto. Incorporated by reference to Exhibits 2.1 and 2.2 of Registrant's Form 8-K dated July 17, 1995.

            10F            Employment Agreement dated September 1, 1992 between
                           Registrant and Gary R. Sarner. Incorporated by reference to Exhibit 10G of Registrant's Form 10-K for the year ended June 30, 1996.

            10G Stock Option Agreement dated February 26, 1996 between Registrant and John R. Patterson.
                           Incorporated by reference to Exhibit 10H of Registrant's Form 10-K for the year ended June 30,
                           1996.


            10H Registrant's 1995 Stock Option Plan. Incorporated by reference to Registrant's Proxy Statement dated
                           September 28, 1995.

             21            Registrant's Subsidiaries.

             27            Financial Data Schedule.