Form 10-Q
period 1998-09-30
CHRISTIANA COMPANIES INC
filed 1998-11-13
CIK 20104

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  -------------------------------------------


                                    FORM 10-Q

   X               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1998

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                        For the transition period from __________to_________

                          Commission File Number 1-3846

                           CHRISTIANA COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

         Wisconsin                                        95-1928079
 (State of  Incorporation)                     (IRS Employer Identification No.)

700 N. Water Street, Suite 1200, Milwaukee, Wisconsin             53202
      (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (414)  291-9000
                                                  ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                    No
              ---                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value                       5,149,330
----------------------------           -----------------------------------
         (Class)                       (Outstanding at November 13, 1998.)


                                         No exhibits are filed with this report.
Page 1 of 11 total pages

PART I - FINANCIAL INFORMATION
    ITEM 1.  FINANCIAL STATEMENTS
                   CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------

                                                                (UNAUDITED)       (AUDITED)
                                                               SEPTEMBER 30,       JUNE 30,
                                                                  1998              1998
                                                              --------------   -------------
ASSETS:
Current Assets:
    Cash and cash equivalents                                 $   5,286,000    $   5,539,000
    Accounts receivable, net                                      9,172,000        8,342,000
    Inventories, prepaids and other                               3,839,000        2,775,000
    Current portion of mortgage notes receivable                         --          347,000
                                                              -------------    -------------
       Total Current Assets                                      18,297,000       17,003,000
                                                              -------------    -------------

Long-Term Assets:
    Investment in Weatherford                                    84,283,000      144,206,000
    Mortgage notes receivable                                       187,000          185,000
    Fixed assets, net                                            69,906,000       71,112,000
    Other assets                                                  6,678,000        6,735,000
                                                              -------------    -------------
       Total Long-Term Assets                                   161,054,000      222,238,000
                                                              -------------    -------------

                                                              $ 179,351,000    $ 239,241,000
                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
    Accounts payable                                          $   4,248,000    $   3,505,000
    Accrued liabilities                                           6,822,000        6,763,000
    Line of credit                                                       --          239,000
    Current portion of long-term debt                             2,630,000        3,003,000
                                                              -------------    -------------
       Total Current Liabilities                                 13,700,000       13,510,000
                                                              -------------    -------------

Long-Term Liabilities:
    Long-term debt                                               26,275,000       27,122,000
    Deferred federal and state income taxes                      37,917,000       61,207,000
    Other liabilities                                             1,162,000        1,173,000
                                                              -------------    -------------
       Total Long-Term Liabilities                               65,354,000       89,502,000
                                                              -------------    -------------
       Total Liabilities                                         79,054,000      103,012,000
                                                              -------------    -------------

Shareholders' Equity:
    Preferred stock
    Common stock, par value $1 per share;
       authorized 12,000,000 shares; issued 5,208,330             5,209,000        5,209,000
    Additional paid-in capital                                   12,347,000       12,347,000
    Unrealized gain on securities available for sale             21,365,000       57,799,000
    Treasury stock, at cost                                      (1,236,000)      (1,236,000)
    Retained earnings                                            62,612,000       62,110,000
                                                              -------------    -------------
       Total Shareholders' Equity                               100,297,000      136,229,000
                                                              -------------    -------------

                                                              $ 179,351,000    $ 239,241,000
                                                              =============    =============

                 See notes to consolidated financial statements.

                   CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES
                   -------------------------------------------

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)



                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                ----------------------------
                                                    1998            1997
                                                ------------    ------------

Revenues:
    Warehousing and logistic services           $ 22,370,000    $ 23,047,000
                                                ------------    ------------

Costs and Expenses:
    Warehousing and logistic services             18,633,000      19,201,000
    Selling, general and administrative            2,365,000       2,229,000
                                                ------------    ------------
                                                  20,998,000      21,430,000
                                                ------------    ------------

Earnings from Operations                           1,372,000       1,617,000

Other Income (Expense):
    Interest income                                   80,000         132,000
    Interest expense                                (573,000)       (752,000)
    Equity in earnings of Weatherford                     --       1,937,000
    Other income (expense), net                      (54,000)       (496,000)
                                                ------------    ------------

                                                    (547,000)        821,000
                                                ------------    ------------

Earnings before income taxes                         825,000       2,438,000

Income tax provision                                 323,000         953,000
                                                ------------    ------------

Net Earnings                                    $    502,000    $  1,485,000
                                                ============    ============

Basic Earnings per Share                        $       0.10    $       0.29
                                                ============    ============

Diluted Earnings per Share                      $       0.10    $       0.29
                                                ============    ============

Weighted average number of shares outstanding      5,149,330       5,136,630
                                                ============    ============




                 See notes to consolidated financial statements.

                   CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                 COMMON STOCK                TREASURY STOCK
                                          --------------------------------------------------------
                                             SHARES          AMOUNT       SHARES        AMOUNT
                                          --------------------------------------------------------


Balance, June 30, 1998                       5,208,330   $ 5,209,000     (59,000)   $(1,236,000)
                                          --------------------------------------------------------

Unrealized loss on securities
   available for sale                               --            --          --             --

Net earnings for the three months
    ended September 30, 1998                        --            --          --             --
    (unaudited)
                                          --------------------------------------------------------

Balance, September 30, 1998                  5,208,330   $ 5,209,000     (59,000)   $(1,236,000)
                                          ========================================================


                                                              UNREALIZED
                                                               GAIN ON
                                             ADDITIONAL       SECURITIES
                                               PAID-IN        AVAILABLE        RETAINED
                                               CAPITAL         FOR SALE        EARNINGS          TOTAL
                                          -----------------------------------------------------------------


Balance, June 30, 1998                     $12,347,000      $57,799,000      $62,110,000     $136,229,000
                                          -----------------------------------------------------------------

Unrealized loss on securities
   available for sale                               --      (36,434,000)              --      (36,434,000)

Net earnings for the three months
    ended September 30, 1998                        --               --          502,000          502,000
    (unaudited)
                                          -----------------------------------------------------------------

Balance, September 30, 1998                $12,347,000      $21,365,000      $62,612,000     $100,297,000
                                          =================================================================









                 See notes to consolidated financial statements.

                   CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                 ------------------------------
                                                                      1998            1997
                                                                 --------------  --------------

CASH FLOW FROM OPERATING ACTIVITIES:
    Net earnings                                                 $    502,000    $  1,485,000
       Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                             1,735,000       1,708,000
          Deferred income tax expenses                                200,000       1,171,000
          Equity in earnings of Weatherford                                --      (1,937,000)
       Changes in assets and liabilities:
          Increase in accounts receivable                            (830,000)     (2,419,000)
          (Increase) decrease in other assets                      (1,125,000)        254,000
          Increase in accounts payable and accrued liabilities        791,000       1,525,000
                                                                 ------------    ------------

Net cash provided by operating activities                           1,273,000       1,787,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of short-term investments, net                                --      (1,987,000)
    Capital expenditures                                             (546,000)     (1,029,000)
    Proceeds from sale of assets                                      134,000              --
    Decrease in mortgage notes receivable                             345,000           3,000
                                                                 ------------    ------------

Net cash (used in) investing activities                               (67,000)     (3,013,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (payments) borrowings on credit lines                        (239,000)        944,000
    Net payments of notes and loans payable                        (1,220,000)     (2,020,000)
                                                                 ------------    ------------

Net cash (used in) financing activities                            (1,459,000)     (1,076,000)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                          (253,000)     (2,302,000)

BEGINNING CASH AND CASH EQUIVALENTS, July 1                         5,539,000       2,888,000
                                                                 ------------    ------------

ENDING CASH AND CASH EQUIVALENTS, September 30                   $  5,286,000    $    586,000
                                                                 ============    ============

Supplemental disclosures of cash flow information:
    Interest paid                                                $    573,000    $    765,000
    Income taxes paid                                                 401,000              --



                 See notes to consolidated financial statements.

                   CHRISTIANA COMPANIES, INC. AND SUBSIDIARIES
                   -------------------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------


NOTE 1 - ACCOUNTING POLICIES

The accompanying unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods presented and should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

NOTE 2 - INVESTMENT IN WEATHERFORD INTERNATIONAL, INC.

Prior to May 27, 1998, the Company accounted for its investment in Weatherford under the equity method. As such, the Company's proportionate share of Weatherford earnings through May 27, 1998, is recorded in the statement of earnings as "Equity in Earnings of Weatherford." On May 27, 1998, Weatherford acquired Weatherford Enterra, Inc. issuing additional shares of common stock which reduced the Company's ownership percentage to approximately 4%. As a result of this reduction in ownership, the Company no longer accounts for this investment under the equity method; but rather accounts for its investment in Weatherford using the cost method. Under the cost method, only dividends paid by Weatherford will be reflected in future earnings of the Company.

The Company has classified its investment in Weatherford as "available-for-sale." Accordingly, the Weatherford shares owned by the Company (3,897,462 shares as of September 30, 1998) are recorded at their fair market value on the balance sheet. Unrealized gains, net of deferred taxes, in the amount of $21,365,000, are reflected as an increase to Shareholders' Equity.

NOTE 3 - WEATHERFORD/CHRISTIANA MERGER

 On October 14, 1998, Christiana and Weatherford International, Inc. announced amended merger terms which were designed both to improve the terms for Christiana shareholders and to increase substantially the likelihood of completing the merger on a partially tax free basis. The amended terms eliminate a $10 million contingent holdback that was previously required and commits Christiana to purchase at least $10 million of Weatherford common stock, plus up to an additional $5 million of Weatherford share purchases, if necessary, to allow for the stock consideration in the merger to be received by the Christiana shareholders to be on a tax-free basis. The cash component in the merger is anticipated to be between $3.00 and $4.00 per Christiana share depending on if any of the additional $5 million Weatherford common share purchases are completed. Completion of the merger, as amended, is subject to various conditions, including approvals by Weatherford and Christiana shareholders.

NOTE 4 - COMPREHENSIVE INCOME

Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. The Company's comprehensive income components consist of net income and unrealized gains on securities available for sale and are presented in the Consolidated Statement of Shareholders' Equity. For interim reporting, the Company has chosen to disclose comprehensive income in the notes to financial statements. The components of comprehensive income for the three months ended September 30, 1998 and 1997 are as follows:



                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                      ----------------------------------------
                                                           1998                       1997
                                                      -------------              -------------
Net income                                                 $502,000                 $1,485,000
Unrealized loss on securities
  held for sale, net of taxes                           (36,434,000)                        --
                                                      =============              =============
        Total comprehensive income/(loss)              $(35,932,000)                $1,485,000
                                                      =============              =============


NOTE 5 - EARNINGS PER SHARE

In fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share." The following is a reconciliation of basic and diluted earnings per share for the quarters ended September 30, 1998 and 1997:



                                                                           FOR THE THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                         -------------------------------
                                                                              1998             1997
                                                                         --------------    -------------

Basic Earnings per Share:
    Net income available to common shareholders                              $  502,000       $1,485,000
    Average shares of common stock outstanding                                5,149,330        5,136,630
                                                                         --------------    -------------
    Basic earnings per share                                                      $0.10            $0.29
                                                                         ==============    =============

Diluted Earnings per Share:
    Average shares of common stock outstanding                                5,149,330        5,136,630
    Incremental common shares applicable to common stock options                  1,898           70,483
                                                                         --------------    -------------
    Average common shares assuming full dilution                              5,151,228        5,207,113
                                                                         --------------    -------------
    Diluted earnings per share                                                    $0.10            $0.29
                                                                         ==============    =============


NOTE 6 - ACCOUNTING PRONOUNCEMENTS

The Company is currently researching SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier application of all provisions of this statement is permitted. This statement shall not be applied retroactively to financial statements of prior periods. This statement is expected not to impact the Company's operating results or financial position as the Company does not currently use derivative financial instruments.

ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

Operations

Christiana Companies consolidated revenues for the three months ended September 30, 1998 were $22,370,000 compared to $23,047,000 reflecting a decline of 2.9% due primarily to the closure of two dry warehouses offset partially by a 3.8% revenue gain in refrigerated warehousing services. Volume growth in refrigerated warehousing services resulted primarily from increased capacity utilization due both to new customer relationships and expanded programs with existing customers at the Rochelle and Milwaukee Logistic Centers. Revenues for the quarter attributable to transportation services were level with the prior year's period.

Earnings from operations for the quarter were $1,372,000 compared to $1,617,000 for the same period last year. Operating earnings contributed by Total Logistic Control, the Company's principal operating unit, totaled $1,764,000 in the first quarter compared to $1,987,000 for the same period last year. The decline in operating earnings was primarily attributable to increased depreciation, marketing and administrative expenses directed at developing new value-added logistic service programs.

Consolidated net earnings for the quarter were $502,000 or $0.10 per share compared to $1,485,000 or $0.29 per share for the same period last year. Included in the prior year's period results were equity earnings of Weatherford International, Inc. (formerly EVI, Inc.) which contributed net earnings of $1,178,000 or $0.23 per share. Since May 27, 1998, Christiana no longer reports its proportionate share of Weatherford's earnings under the equity method. On a comparable basis, without equity earnings of Weatherford, Christiana's net earnings increased 64% from $307,000 to $502,000 quarter to quarter. The improvement in net earnings for the quarter, adjusted to eliminate Weatherford's contribution, was primarily due to reduced interest expense and other charges related to litigation settlement and facility closures which were incurred in the comparable period last year.

Interest income was lower in the quarter compared to the same period last year due both to lower rates available on short-term U.S. government securities and lower principal amount of mortgage notes receivable.

Interest expense was lower this period due primarily to reduced borrowings as a result of $9,699,000 in debt reduction from internally generated cash flow during the last twelve months ended September 30, 1998.

Financial Condition

Cash equivalents and short-term investments totaled $5,286,000 at September 30, 1998 compared to $5,539,000 at June 30, 1998, a decrease of $253,000.

Cash flow provided by operating activities in the period of $1,273,000 was attributable primarily to net earnings, depreciation and amortization and increased accounts payable and accrued liabilities offset by increased accounts receivable, and inventories. Cash flow used in investing activities of $67,000 resulted from capital expenditures offset by a decrease in mortgage notes receivable and sale of assets. Capital expenditures in the period of $546,000 were attributable to Total Logistic Control. Net cash flow used in financing activities to reduce debt in the quarter totaled $1,459,000. At September 30, 1998 the Company had no commitments for any material capital expenditures.

On October 14, 1998, Christiana and Weatherford International, Inc. announced amended merger terms which were designed both to improve the terms for Christiana shareholders and to increase substantially the likelihood of completing the transaction on a tax free basis. The amended terms eliminate a $10 million contingent holdback that was previously required and commits Christiana to purchase at least $10 million of Weatherford common stock, plus up to an additional $5 million of Weatherford share purchases, if necessary, to allow for the stock consideration in the merger to be received by the Christiana shareholders on a tax-free basis. Completion of the merger, as amended, is subject to various conditions, including stockholder approval by Weatherford and Christiana at Special Meetings that are expected to be held in December, 1998.

Based on the Company's current projections, all Year 2000 compliant systems, both financial and non-financial, will be implemented no later than January 1, 1999. As of September 30, 1998, the Company is approximately 70% complete with the installation of its Year 2000 upgrades. By the time these upgrades are completed, the Company estimates that it will have expended approximately $950,000 to resolve its Year 2000 problems and improve its systems in this regards.

PART II - OTHER INFORMATION

Item 1.    Not applicable.

Item 2.    Not applicable.

Item 3.    Not applicable.

Item 4. A special shareholders meeting in connection with the merger will be held in lieu of an Annual Meeting.

Item 5.    Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

           None

SIGNATURES:

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CHRISTIANA COMPANIES, INC.
                                  (Registrant)






Date:       November 13, 1998
            ------------------          ----------------------------------------
                                        /s/ Sheldon B. Lubar
                                            Chairman and Chief Executive Officer




Date:       November 13, 1998
            -----------------          -----------------------------------------
                                       /s/ William T. Donovan
                                           President and Chief Financial Officer